Form 10-Q
period 2008-09-30
UNIVERSAL AMERICAN CORP.
filed 2008-11-10
CIK 709878

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        As of October 31, 2008, 67,697,482 shares of the registrant's common stock were issued and outstanding.

        As used in this quarterly report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this quarterly report on Form 10-Q, such as those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and oral statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements are statements relating to:

  •
  Projections of revenue, earnings and other financial items,

  •
  Our future economic performance,

  •
  Plans and objectives for future operations and

  •
  The identification of acquisition candidates and the completion of transactions with them.

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

        Important factors may cause actual results to differ materially from forward-looking statements. We have included factors that may cause results to differ from forward-looking statements in this report in Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the current report on Form 8-K filed on August 8, 2008, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below, and Part I, Item 1 "Business", Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2007, as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2008, $1,088,882; 2007, $1,125,381)	$1,046,761	$1,124,849
Policy loans	21,888	21,560
Other invested assets	1,582	1,526

Total investments	1,070,231	1,147,935
Cash and cash equivalents	546,959	667,685
Accrued investment income	11,999	13,364
Deferred policy acquisition costs	240,855	245,511
Amounts due from reinsurers	229,008	286,426
Due and unpaid premiums	165,317	100,351
Present value of future profits and other amortizing intangible assets	198,767	213,518
Goodwill and other indefinite lived intangible assets	538,046	606,972
Income taxes receivable	28,723	31,145
CMS contract deposit receivables	589,660	394,225
Other Part D receivables	159,487	181,696
Advances to agents	63,896	61,076
Other assets	142,255	139,859

Total assets	$3,985,203	$4,089,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$406,043	$434,859
Reserves for future policy benefits	623,759	616,450
Policy and contract claims—life	10,378	12,213
Policy and contract claims—health	783,843	737,189
Advance premiums	7,815	25,232
Loan payable	321,500	349,125
Other long term debt	110,000	110,000
Amounts due to reinsurers	39,791	67,239
Deferred income tax liability	6,299	28,687
Other Part D liabilities	220,462	157,048
Other liabilities	174,502	200,655

Total liabilities	2,704,392	2,738,697

Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2008, 42,105 shares, liquidation value $84,210; 2007, 47,105 shares, liquidation value $94,210)	42	47
Series B (Designated: 300,000 shares, issued and outstanding: 2008, 132,895 shares, liquidation value $265,790; 2007, 127,895 shares, liquidation value $255,790)	133	128
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2008, 73.3 million shares; 2007, 75.0 million shares)	733	750
Common stock—non voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	865,027	890,882
Accumulated other comprehensive loss	(23,703)	(66)
Retained earnings	494,763	463,583
Less: treasury stock (2008, 4.9 million shares; 2007, 0.3 million shares)	(56,184)	(4,258)

Total stockholders' equity	1,280,811	1,351,066

Total liabilities and stockholders' equity	$3,985,203	$4,089,763

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and 2007

(Unaudited)

(In thousands, per share amounts in dollars)

	2008	2007
Revenues:
Direct premium and policyholder fees earned	$1,160,165	$870,781
Reinsurance premiums assumed	12,055	8,296
Reinsurance premiums ceded	(92,050)	(174,866)

Net premiums and policyholder fees earned	1,080,170	704,211
Net investment income	19,770	28,383
Fee and other income	10,200	6,088
Net realized losses on investments	(12,141)	(519)

Total revenues	1,097,999	738,163

Benefits, Claims and Expenses:
Claims and other benefits	855,738	569,416
Change in reserves for future policy benefits	(452)	1,808
Interest credited to policyholders	3,572	4,265
Change in deferred acquisition costs	1,595	1,763
Amortization of intangible assets	5,913	2,382
Commissions	34,849	42,928
Reinsurance commission and expense allowances	(15,778)	(18,116)
Interest expense	5,698	4,869
Early extinguishment of debt	—	913
Other operating costs and expenses	150,172	97,803

Total benefits, claims and other deductions	1,041,307	708,031

Income before equity in earnings of unconsolidated subsidiary	56,692	30,132
Equity in earnings of unconsolidated subsidiary	20,448	12,788

Income before income taxes	77,140	42,920
Provision for income taxes	28,328	15,775

Net income	$48,812	$27,145

Earnings per common share:
Basic (Note 2)	$0.57	$0.40

Diluted	$0.56	$0.40

Weighted average shares outstanding:
Weighted average common shares outstanding	73,340	61,717
Less weighted average treasury shares	(4,693)	(578)

Basic weighted shares outstanding (Note 2)	68,647	61,139
Weighted average common equivalent of preferred shares outstanding	17,500	6,223
Effect of dilutive securities	339	1,293

Diluted weighted shares outstanding	86,486	68,655

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In thousands, per share amounts in dollars)

	2008	2007
Revenues:
Direct premium and policyholder fees earned	$4,009,700	$2,524,652
Reinsurance premiums assumed	35,888	24,942
Reinsurance premiums ceded	(522,843)	(587,202)

Net premiums and policyholder fees earned	3,522,745	1,962,392
Net investment income	63,527	77,362
Fee and other income	32,986	19,217
Net realized (losses) gains on investments	(54,434)	1,122

Total revenues	3,564,824	2,060,093

Benefits, Claims and Expenses:
Claims and other benefits	3,014,419	1,622,082
Change in reserves for future policy benefits	3,179	5,594
Interest credited to policyholders	11,094	13,292
Change in deferred acquisition costs	12,394	13,922
Amortization of intangible assets	17,738	6,364
Commissions	110,862	121,718
Reinsurance commission and expense allowances	(50,404)	(54,739)
Interest expense	17,794	13,232
Early extinguishment of debt	—	913
Other operating costs and expenses	429,141	272,465

Total benefits, claims and other deductions	3,566,217	2,014,843

(Loss) income before equity in earnings of unconsolidated subsidiary	(1,393)	45,250
Equity in earnings of unconsolidated subsidiary	51,781	39,111

Income before income taxes	50,388	84,361
Provision for income taxes	19,208	30,581

Net income	$31,180	$53,780

Earnings per common share:
Basic (Note 2)	$0.35	$0.85

Diluted	$0.35	$0.84

Weighted average shares outstanding:
Weighted average common shares outstanding	73,658	60,616
Less weighted average treasury shares	(2,821)	(621)

Basic weighted shares outstanding (Note 2)	70,837	59,995
Weighted average common equivalent of preferred shares outstanding	17,500	2,939
Effect of dilutive securities	470	1,313

Diluted weighted shares outstanding	88,807	64,247

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2007
Balance, January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	—	—	53,780	—	53,780
Other comprehensive loss	—	—	—	—	(14,375)	—	—	(14,375)

Comprehensive income								39,405

Issuance of common stock	47	128	5	339,066	—	—	—	339,246
Equity transactions related to the acquisition of MemberHealth	—	—	142	283,358	—	—	—	283,500
Stock-based compensation	—	—	—	3,356	—	—	—	3,356
Treasury shares reissued	—	—	—	609	—	—	2,010	2,619

Balance, September 30, 2007	$47	$128	$746	$878,931	$(12,492)	$433,291	$(8,616)	$1,292,035

2008
Balance, January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net income	—	—	—	—	—	31,180	—	31,180
Other comprehensive loss	—	—	—	—	(23,637)	—	—	(23,637)

Comprehensive income								7,543

Preferred stock conversion	(5)	5	—	—	—	—	—	—
Issuance of common stock	—	—	3	2,036	—	—	—	2,039
Equity transactions related to the acquisition of MemberHealth	—	—	(20)	(34,521)	—	—	—	(34,541)
Stock-based compensation	—	—	—	6,783	—	—	—	6,783
Treasury shares purchased, at cost	—	—	—	—	—	—	(53,400)	(53,400)
Treasury shares reissued	—	—	—	(153)	—	—	1,474	1,321

Balance, September 30, 2008	$42	$133	$733	$865,027	$(23,703)	$494,763	$(56,184)	$1,280,811

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$31,180	$53,780
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(51,781)	(39,111)
Distribution from unconsolidated subsidiary	40,500	40,500
Deferred income taxes	(4,833)	(173)
Realized losses (gains) on investments	54,434	(1,122)
Amortization of intangible assets	17,738	6,364
Net amortization of bond premium	1,575	1,132
Changes in operating assets and liabilities:
Deferred policy acquisition costs	12,394	13,922
Reserves for future policy benefits	7,309	13,328
Policy and contract claims payable	44,819	255,648
Reinsurance balances	28,277	(16,305)
Due and unpaid advance premium, net	(82,079)	(10,723)
Income taxes payable/receivable	2,234	18,601
Other Part D receivables	22,209	1,366
Other Part D liabilities	63,414	15,897
Other, net	(14,101)	(1,949)

Cash provided by operating activities	173,289	351,155

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	195,101	225,844
Cost of fixed maturity investments purchased	(214,391)	(295,686)
Proceeds from sale of subsidiary, net of cash sold	—	5,102
Purchase of business and return of purchase price, net of cash acquired	40,990	(301,325)
Purchase of fixed assets	(15,836)	(7,417)
Other investing activities	564	938

Cash provided by (used in) investing activities—continuing operations	6,428	(372,544)
Cash used in investing activities—discontinued operations	—	(19,836)

Cash provided by (used in) investing activities	6,428	(392,380)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of tax effect	3,758	339,246
Cost of treasury stock purchases	(53,400)	—
Receipts from CMS contract deposits	2,375,977	571,210
Withdrawals from CMS contract deposits	(2,571,412)	(683,491)
Deposits and interest credited to policyholder account balances	12,262	14,745
Surrenders and other withdrawals from policyholder account balances	(40,003)	(52,622)
Issuance of new debt	—	444,105
Principal repayment on loan payable and other long term debt	(27,625)	(140,563)

Cash (used in) provided by financing activities	(300,443)	492,630

Net (decrease) increase in cash and cash equivalents	(120,726)	451,405
Cash and cash equivalents at beginning of period	667,685	542,130

Cash and cash equivalents at end of period	$546,959	$993,535

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American", is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service plans, known as PFFS plans, Medicare coordinated care plans, which we call HMOs, Medicare Part D prescription drug benefit plans, known as PDPs, Medicare supplement and select, fixed benefit accident and sickness disability insurance and senior life insurance. We distribute these products through an independent general agency system and a career agency system.

        In 2006, we began offering PDPs pursuant to Medicare Part D under the Prescription PathwaySM brand through our Pennsylvania Life Insurance Company, American Progressive Life & Health Insurance Company of New York and Marquette National Life Insurance Company subsidiaries, in connection with a strategic alliance with Caremark Rx, Inc., known as Caremark, formerly PharmaCare Management Services, Inc., a third party pharmacy benefits manager, or PBM, and a wholly-owned subsidiary of CVS Caremark Corp. In February 2008, we announced that the parties are terminating this strategic alliance effective December 31, 2008. Upon termination of the strategic alliance, Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance. We will continue to operate PDPs derived from this business under the name PrescribaRxSM.

        We currently operate Medicare Advantage PFFS plans through American Progressive, The Pyramid Life Insurance Company and Marquette as well as Medicare Advantage HMOs in Houston and Beaumont, Texas through SelectCare of Texas, L.L.C., in North Texas through SelectCare Health Plans, Inc., and in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. All of these companies are our subsidiaries. In addition, beginning in 2007, we expanded into new health plan markets in Wisconsin.

        CHCS Services, Inc., our administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRxSM, a national Medicare Part D prescription drug benefit plan. Effective on the date of the acquisition, we transferred all of the PDP business of MemberHealth, Inc. except New York business into Pennsylvania Life and we transferred the New York PDP business into American Progressive. In connection with this acquisition, we reconstituted MemberHealth, Inc. into a limited liability company and named it MemberHealth, L.L.C. See Note 4—Business Combinations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:    We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles or U.S.GAAP for interim reporting in

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries:

  •
  American Exchange Life Insurance Company,

  •
  American Pioneer Life Insurance Company,

  •
  American Progressive,

  •
  Constitution Life Insurance Company,

  •
  Marquette,

  •
  Pennsylvania Life,

  •
  Pyramid Life,

  •
  Union Bankers Insurance Company,

  •
  Heritage Health Systems, Inc.,

  •
  MemberHealth, and

  •
  CHCS.

        During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C., known as PDMS. PDMS is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. We account for our investment in PDMS on the equity basis and include it in other assets. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDP, for which it receives fees and other remuneration from our PDPs and Caremark.

        For the insurance subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances between Universal American and its subsidiaries. We have also eliminated all material intercompany transactions and balances between our subsidiaries.

        The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. You should read the accompanying consolidated financial statements and notes in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At September 30, 2008 and 2007, we allocated earnings between common and participating preferred stock as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income attributable to common stock	$38,896	$24,637	$25,003	$51,268
Undistributed income allocated to participating preferred stock	9,916	2,508	6,177	2,512

Net income	$48,812	$27,145	$31,180	$53,780

         Income Taxes:    We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $3.1 million at both September 30, 2008 and December 31, 2007. At September 30, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes.

         Reserve Development:    The PFFS medical loss ratio decreased to 81.6% for the third quarter of 2008 from 85.7% for the third quarter of 2007 primarily due to $20.8 million favorable development of 2007 claim experience. The PFFS medical loss ratio decreased to 85.7% for the first nine months of 2008 from 86.0% for the first nine months of 2007 primarily due to $32.9 million favorable development of 2007 claim experience partially offset by higher medical cost levels. The per share impact of this favorable development was $0.15 per diluted share for the quarter ended September 30, 2008 and $0.24 per diluted share for the nine months ended September 30, 2008.

         Recognition of Prior Plan Year Settlements under Medicare Part D and Private Fee-For-Service Plans:    The Medicare Part D prescription drug benefit program sponsored by the federal government commenced in 2006. This business is detail-oriented and relatively complex. The amount due from CMS is impacted by membership, prescription drug events, known as PDEs, for those members (including the covered plan paid amounts), deductibles, catastrophic reinsurance and the risk corridor adjustment. An extended period of time after the close of the annual coverage period (December 31st) is required for the government to reconcile each member's PDEs and provide back to each plan the information the plans need to finalize the accounting for this coverage. The federal government has a stated time schedule for providing information back to the plans for, among other items, revenue adjustments based on risk scores, member eligibility by plan to reconcile the plan to plan reimbursements and the calculation of the final settlement with the federal government for low-income cost subsidies, reinsurance and risk corridor payments.

        Reconciliation and related settlement of CMS's prospective subsidies, including reinsurance payments and low-income cost subsidies, as well as the risk corridor is made after the end of each plan year. In August 2008, we received Medicare Part D risk score adjustment settlement data from CMS for the 2007 plan year. Furthermore, in October 2008, we received Medicare Part D reconciliation settlement data from CMS for the 2007 Plan year. The net impact of these final 2007 settlements for our Prescription Pathways and Community CCRx plans combined, which were recorded in the third

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

quarter, was a reduction of revenues of $4.7 million ($0.04 per diluted share for the three months ended September 30, 2008 and $0.03 per diluted share for the nine months ended September 30, 2008) and a reduction of claims expense of $2.4 million ($0.02 per diluted share for both the three and nine month periods ended September 30, 2008 and $0.01 per diluted share for the nine months then ended). The effect of these adjustments related to the portion of the 2007 plan year prior to our acquisition of MemberHealth was recorded as an adjustment to goodwill as part of our final purchase GAAP accounting. These adjustments increased goodwill by $7.9 million, (See Note 4—Business Combinations).

        The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage PFFS plans is similar to Medicare Part D plans with the two exceptions: (1) PFFS plans are ineligible for aggregate risk corridor payments; and (2) prospective monthly catastrophic reinsurance payments to PFFS plans are based on CMS estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) plans for their Part D coverage. In October 2008, we received notification from CMS of an adjustment to our catastrophic reinsurance reimbursement for the Part D coverage within our PFFS plans for the 2007 Plan year. The impact of this adjustment, which was recorded in the third quarter, was a reduction of revenues of $4.5 million ($0.03 per diluted share for both the three and nine month periods ended September 30, 2008).

        In addition, during August 2008 we received 2007 plan year risk score adjustment settlement data from CMS for our Medicare Advantage HMO plans. The impact of this adjustment, which was recorded in the third quarter, was an increase net income before taxes of $4.1 million ($0.03 per diluted share for both the three and nine month periods ended September 30, 2008).

         Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of September 30, 2008, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

         Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. Actual results could differ from those estimates. In our business judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are future policy benefits and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangibles, the valuation of investments and income taxes. There have been no changes in our critical accounting policies during the current year.

         Supplemental Cash Flow Information:    Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the time of purchase. At September 30, 2008, cash equivalents included $361.0 million of agency discount notes, $140.7 million of government money market funds and $63.6 million of A1/P1 rated commercial paper. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Nine months ended September 30,
	2008	2007
	(In thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$17,027	$12,493

Cash paid for income taxes	$34,310	$8,409

Non-cash financing activities:
(Return) issuance of common stock in connection with MemberHealth acquisition (See Note 4—Business Combinations.)	$(34,541)	$283,500

Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$—	$28,200

        Cash flows from investing activities—discontinued operations for the nine months ended September 30, 2007 represents net cash outflows related to the December 2006 sale of our subsidiary, PennCorp Life Canada. The net outflow includes U.S. income taxes paid of $28.2 million, partially offset by approximately $8.4 million of additional proceeds received equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006.

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

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

         Business Combination:    On December 4, 2007, the Financial Accounting Standards board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, known as SFAS 141(R) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, known as SFAS 160. These standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling or minority interests in business entities. SFAS 141(R) is required to be adopted

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Companies will not be required to adjust assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141R effective date, with specified exceptions for acquired deferred tax assets and acquired income tax positions. We expect to adopt SFAS 141(R) and SFAS 160 on January 1, 2009, and have not yet determined whether or to what extent they will affect our results of operations and financial condition.

         Fair Value Measurements:    On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," issued in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price, called an exit price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed. An exit price valuation will include margins for risk even if they are not observable. As we obtain release from risk, the margins for risk will also be released through net realized capital gains or losses in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, which we call Levels 1, 2, and 3.

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

        In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

reflect the results of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 did not have an impact on our consolidated financial statements.

4. BUSINESS COMBINATIONS

  Acquisitions

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRx, a national Medicare Part D prescription drug benefit plan. Prior to the acquisition, MemberHealth, Inc. was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, would be less than previously forecast. The reason for the decline in expected income was that premium payments to MemberHealth would be lower than anticipated based upon the bids submitted by MemberHealth in June 2007 for its 2008 Part D plans, and later accepted by CMS. The premium payments were lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we will amortize into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $9.8 million of this acquisition liability in the quarter ended September 30, 2008, and $29.5 million for the nine months ended September 30, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of pre-tax income for the first quarter of 2007 of approximately $26 million. In our financial statements for the year ended December 31, 2007 included in our filed annual report on Form 10-K, we adjusted the pro forma financial information to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        In connection with these issues, in March 2008, we concluded a settlement agreement and amendment of the merger agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $16 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock, valued at $35 million. We have retired these shares. As a result of this settlement, in the first quarter of 2008, we reduced goodwill by the amount of the cash and common shared received, $82 million in total, and we adjusted liabilities in relation to the $16 million forgiveness.

        During the quarter ended September 30, 2008, we performed the final purchase accounting for the MemberHealth acquisition, adjusting the purchase price allocation to reflect the final values. The adjustments posted increased goodwill by $7.9 million, primarily as a result of two significant items, the final 2007 CMS risk score adjustment and the 2007 final CMS prescription drug event reconciliation, as discussed below.

        During the third quarter of 2008, we received the final risk score adjustments for 2007 members in our Part D plans. The risk score reflects the relative health of the member and impacts the level of reimbursement from CMS, with a higher reimbursement for members with higher risk scores. The total adjustment for our 2007 membership reduced CMS expected payments by $5.2 million. The estimated risk corridor impact was approximately $3.6 million, resulting in a net reduction of receivables of $1.6 million. We allocated this amount to pre-acquisition and post acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on our analysis, we determined that $1.2 million of the reduction related to periods preceding the acquisition and $0.4 million related to periods subsequent to the acquisition. We recorded the $1.2 million portion as an increase in goodwill and reported the $0.4 million portion as a reduction to third quarter revenues.

        The final plan year reconciliation cannot be completed until CMS finalizes the membership eligibility data, the prescription drug event data, the plan to plan membership reconciliation and the risk score adjustments. CMS finalized the risk score adjustment in July 2008, the prescription drug event data submission deadline was July 31, 2008, CMS completed the Phase III or final plan to plan membership reconciliation in September 2008 and we received the final reconciliation for the 2007 Plan year in October 2008. After the receipt of this finalized information, we reconciled the amount due to CMS. We performed the reconciliation for the pre-acquisition and post-acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on the reconciliation, we determined that the CMS receivable as of the date of acquisition was overstated by approximately $10.3 million, and that the receivable relating to post-acquisition activity was understated by approximately $2.0 million. We recorded the pre-acquisition amount, net of deferred taxes of $3.6 million, as an adjustment to goodwill and we reported the post-acquisition amount as a reduction of third quarter claims expense.

        After giving effect to the settlement and the final allocation adjustments discussed above, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted for deferred

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

income taxes, was approximately $610.2 million, which we allocated to identifiable intangible assets and goodwill as follows:

Description	Amount (In thousands)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$135,426	10	Straight line over the estimated life of the membership base
Trademarks/trade names	20,433	9	Straight line over the estimated life of the trademarks/trade names
Licenses	3,500	15	Straight line over the estimated life of the licenses
Goodwill	450,881	—	Non amortizing

Total excess of purchase price over tangible book value	$610,240

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        The following condensed balance sheet sets forth the amounts assigned to assets and liabilities for MemberHealth on the date of acquisition, as adjusted to reflect the settlement and the final purchase price allocation discussed above:

September 21, 2007
(In thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	135,426
Trademarks/trade names	20,433
Licenses	3,500
Goodwill	450,881
Due and unpaid premium	135,218
CMS deposit contract receivable	91,347
Other Part D receivables	92,120
Deferred taxes	14,220
Other	28,424

Total Assets	$1,045,784

Liabilities
Policy related liabilities	$297,437
Due to reinsurers	72,243
Other	115,161

Total Liabilities	484,841
Equity	560,943

Total Liabilities and Equity	$1,045,784

        We have not reflected operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, in our consolidated financial statements. The unaudited consolidated pro forma results of operations, assuming that we purchased MemberHealth on January 1, 2007 are as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(In thousands)
Total revenue	$1,078,812	$3,292,816
Income before taxes	$87,184	$121,909
Net income	$55,111	$77,717
Income per common share:
Basic	$0.63	$0.92
Diluted	$0.62	$0.91

        The pro forma information presented above includes an adjustment to reflect the impact of the risk corridor calculation error correction previously disclosed in Note 23 in the notes to consolidated

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INTANGIBLE ASSETS

        The following table shows our acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		September 30, 2008		December 31, 2007
	Weighted Average Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Traditional Insurance:
Policies in force—Health	9	$18,473	$12,814	$18,473	$12,252
Distribution channel	30	26,684	5,200	22,055	3,492
Policies in force—Life/Annuity	7	4,127	2,380	4,127	2,241
Medicare Part D:
Membership base	10	135,426	13,881	138,000	3,795
Trademarks/trade names	9	20,433	2,327	18,000	550
Licenses	15	3,500	239	5,000	92
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	9,224	23,988	7,542
Provider contracts	10	15,539	5,060	15,539	3,853
Non-compete	7	1,425	274	1,425	121
Senior Administrative Services:
Administrative service contracts	6	7,671	7,602	7,671	7,526
Hospital network contracts	10	1,797	1,295	1,797	1,093

Total	17	$259,063	$60,296	$256,075	$42,557

        The following table shows the changes in the amortizing intangible assets:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance, beginning of period	$204,680	$57,845	$213,518	$54,738
Additions and adjustments	—	161,000	2,987	168,089
Amortization	(5,913)	(2,382)	(17,738)	(6,364)

Balance, end of period	$198,767	$216,463	$198,767	$216,463

        Amortization, net of interest increased in 2008 over 2007 as a result of amortization of intangible assets recognized in connection with the September 2007 acquisition of MemberHealth.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2008 remainder of year	$6,309
2009	23,632
2010	23,184
2011	21,334
2012	21,171
2013	21,040
Thereafter	82,097

$198,767

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2007	Additions	Adjustments	September 30, 2008
	(In thousands)
Traditional Insurance:
Goodwill	$3,893	$1,646	$—	$5,539
Other	4,867	—	—	4,867

Subtotal—Traditional Insurance	8,760	1,646	—	10,406
Medicare Part D—Goodwill	520,764	—	(69,883)	450,881
Senior Managed Care—Medicare Advantage:
Goodwill	67,928	—	(689)	67,239
Other	5,163	—	—	5,163

Subtotal—Senior Managed Care—Medicare Advantage	73,091	—	(689)	72,402
Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$606,972	$1,646	$(70,572)	$538,046

        Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Traditional Insurance was a result of an acquisition, the decrease in goodwill in Senior Managed Care—Medicare Advantage was the result of the settlement of pre-acquisition adjustments in connection with the Harmony Health acquisition and the decrease in goodwill for Medicare Part D was the result of $12.0 million in post-closing adjustments on MemberHealth and the $81.9 million MemberHealth purchase price adjustment in 2008. For a full discussion of the MemberHealth purchase price adjustment see Note 4—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$34,561	$631	$—	$35,192
Government sponsored agencies	99,496	2,048	(87)	101,457
Other political subdivisions	9,993	39	(169)	9,863
Corporate debt securities	437,060	2,197	(29,290)	409,967
Foreign debt securities	32,925	216	(1,321)	31,820
Mortgage-backed and asset-backed securities	474,847	4,206	(20,591)	458,462

	$1,088,882	$9,337	$(51,458)	$1,046,761

	December 31, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$34,510	$378	$(2)	$34,886
Government sponsored agencies	95,975	2,750	—	98,725
Other political subdivisions	5,558	34	(57)	5,535
Corporate debt securities	431,002	7,772	(6,633)	432,141
Foreign debt securities	29,363	472	(194)	29,641
Mortgage-backed and asset-backed securities	528,973	4,494	(9,546)	523,921

	$1,125,381	$15,900	$(16,432)	$1,124,849

        At September 30, 2008, gross unrealized losses of $20,591million on mortgage-backed and asset-backed securities reflect unrealized losses of $8,757 on subprime residential mortgage loans, as discussed below, and $11,834 related to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Corporate debt securities have gross unrealized losses of $29,290 at September 30, 2008. These unrealized losses relate to corporate securities across all sectors, and reflect the general depressed market conditions that existed at September 30, 2008. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at September 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$70,766	$70,653
Due after 1 year through 5 years	388,125	378,413
Due after 5 years through 10 years	96,367	91,404
Due after 10 years	58,777	47,828
Mortgage and asset-backed securities	474,847	458,463

	$1,088,882	$1,046,761

Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have led to higher delinquency and loss rates, especially with regard to securities issued in 2006 and 2007 that are collateralized by interests in mortgages originated in 2006 and 2007. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of September 30, 2008, we held subprime securities with par values of $141.0 million, an amortized cost of $56.4 million and a market value of $49.0 million representing approximately 3.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
2003	$6,510	$5,215	$(1,295)
2004	3,496	3,052	(444)
2005	25,460	18,676	(6,784)
2006	15,355	16,226	871
2007	5,592	5,881	289

Totals	$56,413	$49,050	$(7,363)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but one holding to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began last year:

		2008 Quarter Ended
	2007	March 31	June 30	September 30	2008	Cumulative
	(In thousands)
Subprime	$40,997	$29,800	$11,771	$2,329	$43,900	$84,897
Other structured	—	—	1,384	2,432	3,816	3,816
Corporate	—	—	—	7,177	7,177	7,177

	$40,997	$29,800	$13,155	$11,938	$54,893	$95,890

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of September 30, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings that were initially impaired during the first quarter of 2008. In addition, during 2008, we have recognized an other-than-temporary impairment on four other structured securities and two corporate securities. The corporate other-than-temporary impairment includes $6.1 million on Lehman Brothers holdings.

7. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments, equity securities and interest rate swaps at fair value in our consolidated financial statements. These fair value disclosures consist of information regarding the valuation of these financial instruments, followed by the fair value measurement disclosure requirements of SFAS 157.

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

        The following table presents our assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of September 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$1,046,761	$—	$1,041,992	$4,769
Equity securities	490	—	—	490

Total assets	$1,047,251	$—	$1,041,992	$5,259

Liabilities:
Interest rate swaps	$2,724	$—	$2,724	$—

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

  Valuation of Fixed Maturity and Equity Securities

        We determine the fair value of the majority of our fixed maturity and equity securities using third party pricing service market prices. The following are examples of typical inputs used by third party pricing services:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers, and

  •
  estimated cash flows and prepayment speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where the pricing services develop future cash flow expectations based upon collateral performance, discounted at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. The pricing services derive these estimates based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

        We have analyzed the third party pricing services' valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        Due to a general lack of transparency in the process that brokers use to develop prices, we have classified most valuations that are based on broker's prices as Level 3. We may classify some valuations as Level 2 if we can corroborate the price. We have also classified internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing includes significant non-observable inputs. We have classified private placement equity securities as Level 3 due to the lack of observable inputs.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities as of September 30, 2008:

	Fair Value	% of Total Fair Value
	(In thousands)
Mortgage and asset-backed securities	$2,947	56.0%
Corporate	1,822	34.7%
Equity securities	490	9.3%

Total Level 3 securities	$5,259	100%

Mortgage and asset-backed securities represent private-placement collateralized debt obligations that are thinly traded and priced using an internal model or modeled by independent brokers.

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

  Level 3 Rollforward

        We classify the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on assumptions about market participant assumptions. Rollforward tables for each quarter from January 1, 2008 to September 30, 2008 for the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Level 3 financial instruments for which we have used significant unobservable inputs in the fair value measurement on a recurring basis are presented below:

	Fixed Maturities	Equity Securities	Total
	(thousands)
Fair value as of January 1, 2008	$7,757	$490	$8,247
Net purchases and sales	(379)	—	(379)
Unrealized losses included in AOCI(1),(2)	(289)	—	(289)

Fair value as of March 31, 2008	7,089	490	7,579
Net purchases and sales	(20)	—	(20)
Net transfers out	(2,372)	—	(2,372)
Unrealized losses included in AOCI(1),(2)	(121)	—	(121)

Fair value as of June 30, 2008	4,576	490	5,066
Net purchases and sales	(40)	—	(40)
Net transfers in	168	—	168
Unrealized losses included in AOCI(1),(2)	65	—	65

Fair value as of September 30, 2008	$4,769	$490	$5,259

(1)
AOCI: Accumulated other comprehensive income

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

8. STOCKHOLDERS' EQUITY

  Preferred Stock

        We have 3.0 million authorized shares of preferred stock, of which we have designated 300,000 shares as Series A preferred stock and 300,000 shares as Series B preferred stock. The holders of both Series A preferred stock and Series B preferred stock possess specified rights whereby they may, in specified circumstances, convert the shares directly or indirectly into shares of common stock. In addition, we have the right to convert the shares of our Series B preferred stock to common stock, in the ratio of 100 share of common stock for each share of Series B preferred stock, from and after the first anniversary of the issuance of the shares of Series B preferred stock. We have issued notices to the holders of our Series B preferred stock informing them that we intend to convert the shares, and if not rescinded the conversion will become effective on November 24, 2008. As of November 5, 2008, there were 132,895 shares of Series B preferred stock outstanding, and these shares will be converted into 13,289,500 shares of our common stock. For a description of our Series A preferred stock and Series B preferred stock, see Note 6—Stockholders' Equity in the notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

        At September 30, 2008, there were 42,105 shares of Series A preferred stock outstanding and 132,895 shares of Series B preferred stock outstanding. At December 31, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 shares of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide us with capital to support our organic growth.

        On April 23, 2008, upon the request of Welsh, Carson, Anderson & Stowe X, L.P., which we call "WCAS X," and pursuant to the securities purchase agreement dated May 7, 2007 between us, WCAS X and other parties, a copy of which was included as Exhibit 10.1 to our current report on Form 8-K, dated May 11, 2007, we issued to WCAS X 5,000 shares of our Series B participating convertible preferred stock, par value $1.00 per share, in exchange for a like number of shares of our Series A participating convertible preferred stock. The shares of Series A preferred stock exchanged by WCAS X had been issued and sold to WCAS X in connection with the previously announced private placement of Series A preferred stock and Series B preferred stock to WCAS X and other investors that closed on May 15, 2007.

  Common Stock—Voting

        We currently have authorized for issuance 200 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

Nine months ended September 30,	2008	2007
Common stock outstanding, beginning of period	74,952,177	59,890,500
Return of stock issued and stock issued in connection with MemberHealth acquisition (See Note 4—Business Combinations)	(2,027,071)	14,175,000
Stock options exercised	372,237	528,930
Agent stock award	—	2,543
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	47,657	22,243

Common stock outstanding, end of period	73,345,000	74,619,216

  Common Stock—Non Voting

        We currently have authorized for issuance 30 million shares of non-voting common stock, par value $0.01 per share. None of this class of stock is, or has been, issued.

  Treasury Stock

        We have approved share repurchase plans with an estimated aggregate 3.8 million shares of our common stock available for repurchase. In February 2008, our board of directors approved the repurchase of up to $50 million of our common shares during an 18-month period beginning on February 18, 2008. In June 2008, Universal American Corp. announced that our Board of Directors has approved the repurchase of up to an additional $50 million of the Company's common shares. Through September 30, 2008, we have repurchased 4.7 million shares of our common stock for an aggregate amount of $53.4 million, under these programs. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

        Changes in treasury stock were as follows:

	For the nine months ended September 30,
	2008			2007
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	285,545	$4,258	$14.91	712,868	$10,626	$14.91
Shares repurchased	4,715,885	53,400	11.32	—	—	—
Shares distributed in the form of employee bonuses	(119,312)	(1,474)	12.36	(134,823)	(2,010)	14.91

Treasury stock, end of period	4,882,118	$56,184	$11.51	578,045	$8,616	$14.91

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Net unrealized losses on investments	$(42,121)	$(532)
Deferred acquisition cost adjustment	7,963	224
Foreign currency translation gains	416	485
Fair value of cash flow swap on debt	(2,724)	(279)
Deferred tax	12,763	36

Total accumulated other comprehensive loss	$(23,703)	$(66)

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2008	Prior years
Risk free interest rates	1.97% – 2.86%	4.01% – 5.16%
Dividend yields	0.0%	0.0%
Expected volatility	35.60% – 43.57%	35.39% – 42.53%
Expected lives of options (in years)	3.5 – 5.0	3.0 – 6.0

        The weighted-average grant-date fair value was $2.82 for options granted during the first nine months of 2008 and was $7.26 for options granted during the first nine months of 2007.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the nine months ended September 30, 2008 and September 30, 2007 is set forth below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	1,332	19.13
Exercised	(529)	10.66
Forfeited or expired	(119)	16.11

Outstanding, September 30, 2007	5,009	$10.25	3.5	$62,938

Exercisable, September 30, 2007	3,714	$7.37	3.2	$57,331

Outstanding, January 1, 2008	5,676	$12.71	4.0
Granted	1,172	13.94
Exercised	(372)	3.73
Forfeited or expired	(43)	17.14

Outstanding, September 30, 2008	6,433	$13.42	3.6	$17,306

Exercisable, September 30, 2008	3,710	$9.33	2.7	$17,118

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        The total intrinsic value of options exercised during the first nine months of 2008 was $3.5 million and the total intrinsic value of options exercised during the first nine months of 2007 was $5.2 million.

        As of September 30, 2008, the total compensation cost related to non-vested awards not yet recognized was $14.3 million, which we expect to recognize over a weighted average period of 1.4 years.

        We received cash of $1.4 million from the exercise of stock options during the first nine months of 2008 and cash of $5.6 million from the exercise of stock options during first nine months of 2007. FAS 123-R also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $1.7 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2008 and $1.2 million for the nine months ended September 30, 2007.

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

	Nine months ended September 30,
	2008		2007
Non-vested Restricted Stock	Shares (In thousands)	Weighted Average Grant-Date Fair Value	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	518	$21.06	148	$13.60
Granted	119	11.04	135	19.43
Vested	(81)	16.03	(58)	12.12
Forfeited	—	—	—	—

Non-vested at end of period	556	$19.65	225	$17.46

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2008 was $1.0 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2007 was $1.1 million.

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

surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital or RBC requirements on life insurance enterprises. At September 30, 2008, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our insurance subsidiaries totaled $473.0 million at September 30, 2008 and $486.1 million at December 31, 2007. For the nine months ended September 30, 2008, the insurance subsidiaries generated a combined statutory net loss of $2.8 million. For the nine months ended September 30, 2007, the insurance subsidiaries generated combined statutory net income of $69.6 million.

        Regulatory authorities also require our health plan subsidiaries to maintain minimum amounts of capital and surplus, and these subsidiaries are also subject to RBC requirements. At September 30, 2008, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The combined statutory capital and surplus for our health plan affiliates was $83.4 million at September 30, 2008 and $64.3 million at December 31, 2007. Combined statutory net income for our health plan affiliates was $22.4 million for the nine months ended September 30, 2008 and $10.1 million for the nine months ended September 30, 2007.

11. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, we refinanced our amended credit facility and revolving credit facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. For a description of the MemberHealth transaction, see Note 4—Business Combinations above. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on our previous credit facilities. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective September 30, 2008, the interest rate on the term loan portion of the new credit facility was 3.42%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value received pursuant to the settlement agreement discussed in Note 4, on April 23, we prepaid $25 million of principal under the new facility, under an approved waiver.

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. LOAN PAYABLE (Continued)

maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of September 30, 2008:

2007 Credit Facility
(In thousands)
2008 (remainder of the year)	$875
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$321,500

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

  Principal and Interest Payments

        We made regularly scheduled principal payments of $2.6 million plus the $25.0 million prepayment discussed above during the nine months ended September 30, 2008 and regularly scheduled principal payments of $2.6 million during the nine months ended September 30, 2007, in connection with our credit facilities. During 2007, we repaid the $87.9 million balance outstanding on our old credit facility in connection with the refinancing described above.

        We paid interest of $10.7 million during the nine months ended September 30, 2008 and $6.2 million during the nine months ended September 30, 2007, in connection with our credit facilities.

12. OTHER LONG TERM DEBT

        We have formed separate statutory business trusts, each of which exists for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures issued by us and engaging in only those activities necessary or incidental to the issuance and payment of these securities. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," we do not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of September 30, 2008, the trusts have a combined outstanding balance of $110.0 million in thirty year trust preferred securities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. OTHER LONG TERM DEBT (Continued)

        We paid $6.3 million in interest in connection with the junior subordinated debentures issued in connection with the trust preferred securities during the nine months ended September 30, 2008, and $6.3 million during the nine months ended September 30, 2007.

13. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 11—Loan Payable above. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on the a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was $2.7 million liability at September 30, 2008. We have reflected this fair value in other liabilities. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

        Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expired in October 2008. The fair value of this swap was $0 at September 30, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the nine months ended September 30, 2008, we reported a net $0.3 million in realized gains relating to the increase in the fair value of the cash flow swap agreement. During the nine months ended September 30, 2007, we reported a realized loss of $0.6 million relating to the reduction in the fair value of the cash flow swap agreement.

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

        On May 6, 2008, the parties entered into a stipulation of settlement dated as of May 1, 2008, pursuant to which they have agreed to settle this action. The settlement stipulation provides for the amendment of our by-laws to require specified procedures in the event of related party transactions described in the amendment, and to require that we maintain a committee that includes at least one independent member of our board of directors to oversee the process of preparing bids for the MemberHealth Part D plans. The stipulation also provides for the payment of the plaintiffs' legal fees in an amount not to exceed $800,000. Our directors and officers insurance carrier has provisionally

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (Continued)

agreed to pay 75% of this amount. The payment of the plaintiffs' legal fees and other terms of the settlement were subject to the approval of the Court, which it granted in an order dated October 8, 2008. However, the Court reserved granting the portion of the motion awarding plaintiffs' legal fees, which it plans to take up in a hearing on December 5, 2008. Shareholders who are members of the class proposed to be certified in the settlement have received notice describing the full terms of the settlement.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss, and the related tax effects for each component, are as follows:

	Three months ended September 30,
	2008			2007
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized losses arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	$(35,865)	$(12,552)	$(23,313)	$(9,249)	$(3,238)	$(6,011)
Reclassification adjustment for losses included in net income	12,141	4,249	7,892	519	182	337

Net unrealized losses	(23,724)	(8,303)	(15,421)	(8,730)	(3,056)	(5,674)
Cash flow hedge	(2,271)	(795)	(1,476)	—	—	—
Foreign currency translation adjustment	(39)	(14)	(25)	116	41	75

Other comprehensive loss	$(26,034)	$(9,112)	$(16,922)	$(8,614)	$(3,015)	$(5,599)

	Nine months ended September 30,
	2008			2007
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized losses arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	$(88,284)	$(30,899)	$(57,385)	$(21,241)	$(7,434)	$(13,807)
Reclassification adjustment for losses (gains) included in net income	54,434	19,052	35,382	(1,122)	(393)	(729)

Net unrealized losses	(33,850)	(11,847)	(22,003)	(22,363)	(7,827)	(14,536)
Cash flow hedge	(2,445)	(856)	(1,589)	—	—	—
Foreign currency translation adjustment	(69)	(24)	(45)	247	86	161

Other comprehensive loss	$(36,364)	$(12,727)	$(23,637)	$(22,116)	$(7,741)	$(14,375)

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

$12.9 million at September 30, 2008 and $1.6 million at December 31, 2007. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $20.4 million and $12.8 million for the three months ended September 30, 2008 and 2007, respectively. Our share in the net income of PDMS was $51.8 million and $39.1 million for the nine months ended September 30, 2008 and 2007, respectively. PDMS made distributions to its owners aggregating $81.0 million during the nine months ended September 30, 2008. Our share of those distributions was $40.5 million.

        The condensed financial information for 100% of PDMS is as follows:

	September 30, 2008	December 31, 2007
	Unaudited (In thousands)
Assets
Cash and investments	$685	$701
Other	26,041	6,071

Total assets	$26,726	$6,772

Liabilities and Equity
Accrued expenses and other	$922	$3,530
Equity	25,804	3,242

Total liabilities and equity	$26,726	$6,772

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Total revenue	$41,458	$26,944	$105,901	$81,211
Total expenses	562	1,368	2,339	2,989

Net income	$40,896	$25,576	$103,562	$78,222

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

  •
  We operate various HMOs, such as SelectCare of Texas, that offer coverage to Medicare beneficiaries under contracts with CMS in Southeastern Texas, North Texas, Oklahoma and Wisconsin. Our career and independent agents sell the HMOs' products, as do our employee representatives on a direct basis.

  •
  In connection with the HMOs, we operate separate Management Service Organizations, known as MSOs that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

  •
  Our career and independent agents also sell our Medicare Advantage PFFS plans, which also operate under a contract with CMS. We currently market PFFS products in 3,100 counties throughout 47 states.

  •
  In addition, in late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we advised CMS of our intent to market PPO products and as of September 30, 2008, we have received approval from CMS to launch PPO plans in 9 states, across 15 markets. Marketing for these PPO plans began on October 1, 2008.

Medicare Part D—This segment consists of

  •
  Our Medicare Part D plans, consisting of our Prescription PathwaySM business and the equity in the income of PDMS, which began offering prescription drug benefit coverage for seniors and other Medicare beneficiaries on January 1, 2006, and, since the acquisition of MemberHealth on September 21, 2007, the Community CCRx business, and

  •
  Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008.

        The growth in our Medicare Part D business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. As a result, this business generally sees higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

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
  policy underwriting and issuance,

  •
  telephone and face-to-face assessments,

  •
  policyholder services,

  •
  agent licensing,

  •
  commission payments,

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended September 30,
	2008		2007
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$615,544	$44,077	$529,694	$16,476
Medicare Part D	397,952	49,196	87,999	23,595
Traditional Insurance	111,175	3,099	126,642	5,052
Senior Administrative Services	20,823	5,034	27,289	6,388
Corporate	560	(12,125)	1,057	(8,072)
Intersegment revenues	(15,466)	—	(21,211)	—
Adjustments to segment amounts:
Net realized losses(1)	(12,141)	(12,141)	(519)	(519)
Equity in earnings of unconsolidated subsidiary(2)	(20,448)	—	(12,788)	—

Total	$1,097,999	$77,140	$738,163	$42,920

	Nine months ended September 30,
	2008		2007
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$1,805,412	$77,813	$1,405,885	$42,816
Medicare Part D	1,498,128	30,210	280,260	37,782
Traditional Insurance	346,751	6,268	390,808	8,395
Senior Administrative Services	65,537	17,442	79,149	17,715
Corporate	2,664	(26,911)	2,965	(23,469)
Intersegment revenues	(47,453)	—	(60,985)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(54,434)	(54,434)	1,122	1,122
Equity in earnings of unconsolidated subsidiary(2)	(51,781)	—	(39,111)	—

Total	$3,564,824	$50,388	$2,060,093	$84,361

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Traditional Insurance	$1,452,487	$1,475,299
Medicare Part D	1,221,008	1,313,538
Senior Managed Care—Medicare Advantage	1,102,775	1,050,336
Senior Administrative Services	21,847	30,903
Corporate	1,641,713	1,753,467
Intersegment assets(1)	(1,454,627)	(1,533,780)

Total Assets	$3,985,203	$4,089,763

    (1)
    Intersegment assets reflect the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our Company as of September 30, 2008 and our results of operations for the three and nine months ended September 30, 2008 and 2007. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007. You should also read the following analysis in conjunction with the Risk Factors contained in the current report on Form 8-K that we filed with the Securities and Exchange Commission on August 8, 2008, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Overview

        As a result of the MemberHealth acquisition and Medicare Advantage expansion discussed in the notes to our financial statements set forth above, we have modified the way we manage and report our business compared to that reported in the prior year. Our Senior Managed Care—Medicare Advantage segment remains unchanged and we continue to provide separate information on the results of our PFFS and HMO businesses contained in this segment. In addition, we are now including separate information regarding development of our preferred provider organization, or PPO, within this segment. We have split Part D from our Senior Market Health segment and formed a new segment to include both our Prescription PathwaySM product and our Community CCRxSM product. We have combined the remaining former Senior Market Health segment, primarily Medicare supplement, with the former Specialty Health and Life & Annuity segments to form a new combined segment, Traditional Insurance. The Senior Administrative Services segment remains unchanged and we continue to report the corporate activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. We began to use this segment reporting structure with our annual report on Form 10-K for the year ended December 31, 2007. See "Note 17—Business Segment Information" in our consolidated financial statements included in this quarterly report on Form 10-Q for a description of our segments.

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

Critical Accounting Policies

        We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles, known as U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. Actual results could differ from those estimates. The accounts that, in our judgment, are most critical to the preparation of our financial statements are:

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

        A summary of our liabilities by category is presented in the following table:

Liability Type

	September 30, 2008		December 31, 2007
	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder account balances	$406,043	22%	$434,859	24%
Future policy benefit reserves:
Traditional life insurance	209,680	11%	202,258	11%
Accident and health	414,079	23%	414,192	23%

Total future policy benefit reserves	623,759	34%	616,450	34%

Policy and contract claims—accident and health:
Due and unpaid claims	510,944	28%	435,073	24%
Incurred but not reported claims ("IBNR")	272,899	15%	302,116	17%

Total accident and health claim liabilities	783,843	43%	737,189	41%
Policy and contract claims—life	10,378	1%	12,213	1%

Total policy liabilities	$1,824,023	100%	$1,800,711	100%

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

        For our fixed benefit accident and sickness and our long term care products, we establish a reserve for future policy benefits at the time we issue each policy based on the present value of future benefit payments less the present value of future premiums. We have ceased issuing new long term care policies, although our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments. In establishing these reserves, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for these products using the above assumptions and actuarial principles. For long-duration insurance contracts, we use these original assumptions throughout the life of the policy and generally do not subsequently modify them.

        A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. We estimate these reserves primarily using recovery and mortality rates, as described above.

  Policy and Contract Claims—Accident and Health Policies

        The policy and contract claims liability for our accident and health policies reflect a liability for unpaid claims, such as claims in the course of settlement, as well as a liability for incurred but not yet reported claims, known as IBNR. Our accident & health claims liability by major product grouping is as follows:

Accident & Health Claims Liability

	Direct and Assumed				Net of Reserves Ceded to Reinsurers
	September 30, 2008	% of Total Policy Liabilities	December 31, 2007	% of Total Policy Liabilities	September 30, 2008	December 31, 2007
	($ In thousands)
Due & unpaid claims:
Medicare Part D	$426,930	23%	$352,688	20%	$410,610	$336,218
Medicare Advantage—HMO	74,403	4%	59,058	3%	70,779	53,563
Other—specialty	9,611	1%	23,327	1%	8,803	9,106

Total due & unpaid claims	510,944	28%	435,073	24%	490,192	398,887
IBNR:
Medicare supplement	46,314	2%	46,834	3%	33,088	33,653
Medicare Advantage—PFFS	217,247	12%	246,048	13%	215,976	240,832
Other—specialty	9,338	1%	9,234	1%	7,424	7,240

Total IBNR	272,899	15%	302,116	17%	256,488	281,725

Total accident and health claim liabilities	$783,843	43%	$737,189	41%	$746,680	$680,612

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

        Our historical assumptions have not varied significantly during the nine months ended September 30, 2008 from the actual amounts experienced to the extent that the variance resulted in a material adverse impact on reserves and net income, other than $32.9 million favorable development of 2007 claims experience on our PFFS business during the nine months ended September 30, 2008, which we discuss in connection with Segment Results—Senior Managed Care—Medicare Advantage, later in this section. We have included a summary of the activity in our accident & health policy and contract claim liability in Note 9—Accident & Health Policy and Contract Claim Liabilities in the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2008 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$2,144	(3)%	$(11,513)
(2)%	$1,429	(2)%	$(7,675)
(1)%	$714	(1)%	$(3,838)
1%	$(714)	1%	$3,850
2%	$(1,427)	2%	$7,699
3%	$(2,130)	3%	$11,549

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

        Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7-10	Straight line over the estimated weighed average life of the membership base.
Trademarks/trade names	9	Straight line over the estimated weighted average life of the trademarks/trade names.
Licenses	15	Straight line over the estimated weighed average life of the licenses.
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement.
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        At least annually, we review the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of these assets is not recoverable, in which case we would recognize an impairment charge. We believe that no impairment of the present value of future profits, goodwill or other identified intangibles existed as of September 30, 2008.

  Investment valuation

        The fair value for the majority of our fixed maturity and equity securities is determined by third party pricing service market prices. Third party pricing services typically use the following principal inputs:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers, and

  •
  estimated cash flows and prepayments speeds.

Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where the pricing services develop future cash flow expectations based upon collateral performance, discounted at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. The pricing services derive these estimates based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for a discussion regarding the interest rate sensitivity of our investment portfolio.

        We have analyzed the third party pricing services' valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        The following table presents the fair value of fixed maturity and equity securities that we carried at fair value by SFAS 157 hierarchy levels, as of September 30, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—
Level 2	1,041,992	99.5%
Level 3	5,259	0.5%

	$1,047,251	100.0%

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

        Due to a general lack of transparency in the process that brokers use to develop prices, we classify most valuations that are based on broker's prices as Level 3. We also classify internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing reflects significant non-observable inputs. We classify private placement equity securities as Level 3 due to the lack of observable inputs.

        The following table presents the fair value of the asset sectors within the SFAS 157 Level 3 securities as of September 30, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Mortgage and asset-backed securities	$2,947	56.0%
Corporate	1,822	34.7%
Equity securities	490	9.3%

Total Level 3 securities	$5,259	100%

        Mortgage and asset-backed securities represents private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

  Impairment

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and is considered on an individual security basis. We recognize impairment losses when we determine declines in fair values based on quoted prices to be other-than-temporary.

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether we should recognize declines in the fair value of investments in current period earnings. The principal risks and uncertainties are

  •
  changes in general economic conditions,

  •
  the issuer's financial condition or near term recovery prospects,

  •
  the effects of changes in interest rates or credit spreads, and

  •
  the recovery period.

Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. If we deem the security to be other-than-temporarily impaired, we record a charge in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals that identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis.

        We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on quantitative and qualitative factors. The primary factors we consider in evaluating whether a decline in value is other-than-temporary are:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost,

  •
  the financial condition, credit rating and near-term prospects of the issuer,

  •
  whether the debtor is current on contractually obligated interest and principal payments and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities we judge to be temporarily impaired. Once identified, we restrict trading on these securities unless approved by members of the Investment Committee. The Investment Committee will only authorize the sale of these securities based on criteria that relate to events that could not have been foreseen. Examples of the criteria are the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

  Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have recently led to higher delinquency and loss rates, especially with regards to securities issued in

2006 and 2007 that are collateralized by interests in mortgages originated in those years; the year of issuance is known as the vintage year. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of September 30, 2008, we held subprime securities with par values of $141 million, an amortized cost of $56 million and a market value of $49 million representing approximately 3.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent. The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
2003	$6,510	$5,215	$(1,295)
2004	3,496	3,052	(444)
2005	25,4601	18,676	(6,784)
2006	15,355	16,226	871
2007	5,592	5,881	289

Totals	$56,413	$49,050	$(7,363)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but one holding to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. Third party pricing services typically use the following principal inputs:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers, and

  •
  estimated cash flows and prepayments speeds.

If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        The following table summarizes our other-than-temporary impairments recorded since the subprime deterioration began last year:

		2008 Quarter Ended
	2007	March 31	June 30	September 30	2008	Cumulative
	(In thousands)
Subprime	$40,997	$29,800	$11,771	$2,329	$43,900	$84,897
Other structured	—	—	1,384	2,432	3,816	3,816
Corporate	—	—	—	7,177	7,177	7,177

	$40,997	$29,800	$13,155	$11,938	$54,893	$95,890

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of September 30, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings. In addition, during 2008, we have recognized an other-than-temporary impairment on four other structured securities and two corporate securities. The corporate other-than-temporary impairment includes $6.1 million on Lehman Brothers holdings.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services however, we cannot give assurance that there will be no further impairments on these securities, until the market as a whole stabilizes. However, we believe that we will recover principal and interest greater than the market prices currently indicate on the subprime and other structured securities.

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

        We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We recognize increases in these valuation allowances as deferred tax expense. We reflect portions of the valuation allowances subsequently determined to be no longer necessary as deferred tax benefits. To the extent that we established valuation allowances in conjunction with acquisitions, we first apply changes in those allowances to increasing or decreasing the goodwill, but not below zero, or other intangibles related to the acquisition and then apply those changes as an increase or decrease in income tax expense.

        We carried valuation allowances on deferred tax assets of $3.1 million at September 30, 2008 and December 31, 2007 primarily related to the tax benefits associated with a New York state net operating loss carryforward. At September 30, 2008, we recorded our deferred tax assets based on the amount that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes.

Significant Transactions and Initiatives

  Medicare Advantage

        We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Texas, Oklahoma and

Wisconsin. We have continued to increase our marketing of Medicare Advantage plans for Medicare HMOs and PFFS.

        As of September 30, 2008, our HMO enrollment has increased to approximately 54,700 members from 46,000 members at December 31, 2007. We elected not to renew our Medicare Advantage HMO contract in Florida for 2008, and, as of January 1, 2008, we had no HMO membership in Florida.

        Through our insurance subsidiaries American Progressive, Pyramid Life and Marquette we currently offer our PFFS products in 47 states in 2008, up from 35 states at December 31, 2007. As of September 30, 2008, our enrollment in PFFS plans has decreased to approximately 188,000 members, compared with 190,000 members at December 31, 2007.

        In late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we advised CMS of our intent to market PPO products and as September 30, 2008, we have received approval from CMS to launch PPO plans in 9 states, across 15 markets. Marketing for these PPO plans began on October 1, 2008.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the Medicare Modernization Act. The federal government pays a portion of the premium for this insurance, and the individuals who enroll pay the balance, if any. The federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries. For the 2008 plan year, we offered, through our insurance subsidiaries, our Community CCRxSM and Prescription PathwaySM prescription drug plans in all 34 regions designated by CMS in which we bid. In addition, since we had a national plan bid below the benchmark in 29 and 30 regions, for Community CCRxSM and Prescription PathwaySM, respectively, we received auto assignment of "dual eligible" and "low income subsidy" beneficiaries who are dually eligible for Medicare and Medicaid in the regions where our bids were below the benchmark.

        Through our strategic alliance with Caremark, we retain 50% of the Medicare Part D business of our Prescription PathwaySM PDPs. PharmaCare Re reinsures the remainder on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs. In February 2008, we announced that the parties are terminating this strategic alliance effective December 31, 2008. Upon termination of the strategic alliance, Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance. We will continue to operate PDPs derived from this business under the name PrescribaRxSM.

        We participate, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which we recorded in the first quarter 2008.

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

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted to, and later accepted by CMS from MemberHealth in June 2007 for its 2008 Part D plans. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we are amortizing into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $9.8 million of this acquisition liability in the quarter ended September 30, 2008, and $29.5 million for the nine months ended September 30, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of pre-tax income for the first quarter of 2007 of approximately $26 million. In our financial statements for the year ended December 31, 2007 included in our filed Annual report on Form 10-K, we adjusted the pro forma financial information to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we concluded a settlement agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, 2,027,071 shares of our common stock and $16 million in future amounts due to the sellers, which have been forgiven. We have retired the shares.

        During the quarter ended September 30, 2008, we performed the final purchase accounting for the MemberHealth acquisition, adjusting the purchase price allocation to reflect the final values. The adjustments posted increased goodwill by $7.9 million, primarily as a result of two significant items, the final 2007 CMS risk score adjustment and the 2007 final CMS prescription drug event reconciliation, as discussed below.

        During the third quarter of 2008, we received the final risk score adjustments for 2007 members in our Part D plans. The risk score reflects the relative health of the member and impacts the level of reimbursement from CMS, with a higher reimbursement for members with higher risk scores. The total adjustment for our 2007 membership reduced CMS expected payments by $5.2 million. The estimated risk corridor impact, which reduced the receivable from CMS, was approximately $3.6 million, resulting in a net reduction of receivables of $1.6 million. We allocated this amount to pre-acquisition and post acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on our analysis, we determined that $1.2 million of the reduction related to periods preceding the acquisition and $0.4 million related to periods subsequent to the acquisition. We recorded the $1.2 million portion as an increase in goodwill and reported the $0.4 million portion as a reduction to third quarter revenues.

        The final plan year reconciliation cannot be completed until CMS finalizes the membership eligibility data, the prescription drug event data, the plan to plan membership reconciliation and the risk score adjustments. CMS finalized the risk score adjustment in July 2008, the prescription drug event data submission deadline was July 31, 2008, CMS completed the Phase III or final plan to plan membership reconciliation in September 2008 and we received the final reconciliation for the 2007 Plan year in October 2008. After the receipt of this finalized information, we reconciled the amount due to CMS. We performed the reconciliation for the pre-acquisition and post-acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on the reconciliation, we determined that the CMS receivable as of the date of acquisition was overstated by approximately $10.3 million, and that the receivable relating to post-acquisition activity was understated by approximately $2.0 million. We recorded the pre-acquisition amount, net of deferred taxes of $3.6 million, as an adjustment to goodwill and we reported the post-acquisition amount as a reduction of third quarter claims expense.

        After giving effect to the settlement and the final allocation adjustments discussed above, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted for deferred income taxes, was approximately $610.2 million.

        We expect the MemberHealth transaction to create significant strategic benefits, including the opportunity for us to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association, known as the NCPA, and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide us with capital to support our organic growth, investment funds operated by Lee Equity Partners, LLC, Perry Capital, LLC, Union Square Partners Management, LLC, the successor to Capital Z Management, LLC, and Welsh, Carson, Anderson & Stowe X, L.P., acquired shares of our Series A and Series B preferred stock valued at $20 per equivalent share of our common stock. The preferred stock is convertible into shares of our common stock. We have the right to convert the shares of our Series B preferred stock to common stock, in the ratio of 100 share of common stock for each share of Series B preferred stock, from and after the first anniversary of the issuance of the shares of Series B preferred stock. We have issued notices to the holders of our Series B preferred stock informing them that we intend to convert the shares, and if not rescinded the conversion will become effective on November 24, 2008. As of November 5, 2008, there were 132,895 shares of Series B preferred stock outstanding, and these shares will be converted into 13,289,500 shares of our common stock. The preferred stock does not bear a dividend. See Note 8—Stockholders' Equity to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, for additional information regarding the preferred stock. These funds invested a total of approximately $350 million, of which they funded $100 million in the second quarter of 2007, and the remainder effective September 21, 2007. We did not register the preferred stock under the Securities Act of 1933, as amended, and it may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement.

Results of Operations—Consolidated Overview

        The following table reflects income before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$44,077	$16,476	$77,813	$42,816
Medicare Part D(1)	49,196	23,595	30,210	37,782
Traditional Insurance(1)	3,099	5,052	6,268	8,395
Senior Administrative Services(1)	5,034	6,388	17,442	17,715
Corporate(1)	(12,125)	(8,072)	(26,911)	(23,469)
Net realized gains (losses) on investments	(12,141)	(519)	(54,434)	1,122

Income before provision for income taxes(1)	77,140	42,920	50,388	84,361
Provision for income taxes	28,328	15,775	19,208	30,581

Net income	$48,812	$27,145	$31,180	$53,780

Earnings per common share (diluted)	$0.56	$0.40	$0.35	$0.84

(1)
We evaluate the results of operations of our segments based on income before realized gains and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) in the determination of net income. The schedule above reconciles our segment income before income taxes to net income in accordance with U.S. GAAP.

  Three months ended September 30, 2008 and 2007

        Net income for the three months ended September 30, 2008 was $48.8 million, or $0.56 per diluted share, compared to net income of $27.1 million, or $0.40 per diluted share for the three months ended September 30, 2007. We acquired MemberHealth on September 21, 2007 and our results for the three months ended September 30, 2008 reflect income of $42.0 million on MemberHealth's business, which is an increase of $36.0 million over the prior year quarter. The net income for the third quarter of 2008 includes realized investment losses of $12.1 million, relating primarily to the recognition of other-than-temporary impairments on investments, and income taxes of $28.3 million. Net income for the third quarter of 2007 includes realized investment losses, of $0.5 million, and income taxes of $15.8 million. Our effective tax rate was 36.7% for the third quarter of 2008, and 36.7% for the third quarter of 2007.

        During the third quarter of 2008, our PFFS, HMO and Part D plans each had performed various reconciliations with CMS for 2007 Plan year activity. During the three months ended September 30, 2008, CMS provided an updated 2007 risk score revenue adjustment for our PFFS, HMO and Part D plans. In addition, CMS performed a PDE reconciliation with our HMO and Part D plans. Finally, CMS performed a true up of federal reinsurance related to the 2007 Part D payment reconciliation for

PFFS. In the aggregate, the CMS 2007 reconciliations resulted in a net decrease to pre-tax income of $1.8 million for the period, as shown below (in millions):

2007 risk score revenue adjustment:
Medicare Advantage—PFFS	0.7
Medicare Advantage—HMO	4.1
Part D	(1.2)
2007 PDE reconciliation:
Medicare Advantage—HMO	0.2
Part D	(1.1)
2007 Part D federal reinsurance true up:
Medicare Advantage—PFFS	(4.5)

(1.8)

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $44.1 million in the three months ended September 30, 2008, an increase of $27.6 million compared to the three months ended September 30, 2007, primarily due to $16.3 million of net positive 2007 developments in our PFFS business, a $4.1 million favorable variance related to the 2007 risk score adjustment recognized during the quarter as well as favorable 2008 PFFS and HMO results, partially offset by $3.5 million of start-up costs associated with the establishment of our PPO networks.

        Our Medicare Part D income increased by $25.6 million, compared to the third quarter of 2007. We acquired MemberHealth on September 21, 2007 and our results for the three months ended September 30, 2008 reflect income of $42.0 million on MemberHealth's business, which is an increase of $36.0 million over the prior year quarter. This is due to the prior year quarter only reflecting the results of MemberHealth subsequent to the acquisition on September 21, 2007. This increase was partially offset by an $18.1 million decline in the earnings generated by the Prescription PathwaySM business compared with the third quarter of 2007, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts

        Our Traditional Insurance segment income before taxes decreased by $2.0 million, compared to the third quarter of 2007, due primarily to decreased earnings on the specialty health and life insurance and annuity businesses, as compared to the third quarter of 2007, partially offset by slightly increased earnings on the Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for the quarter ended September 30, 2008, compared with 75.5% for the same period last year. Individual loss ratios for the quarter ended September 30, 2008 were 76.9% for Medicare supplement, compared with 73.3% for the same period last year. The increase was due to higher skilled nursing facility claims; 87.4% for specialty health, compared with 91.1% for the same period last year and 63.4% for life and annuity, compared with 67.4% for the same period last year.

        Segment income before taxes for our Senior Administrative Services segment declined by $1.4 million, or 21%, to $5.0 million for the third quarter of 2008, as compared to the same period of 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        The loss from our Corporate segment increased by $4.1 million, or 50%, for the third quarter of 2008 compared to the third quarter of 2007. This was due primarily to increases in other parent company expenses, net of revenues, interest costs, and the cost of stock based compensation.

  Nine months ended September 30, 2008 and 2007

        Net income for the nine months ended September 30, 2008 was $31.2 million, or $0.35 per diluted share, compared to net income of $53.8 million, or $0.84 per diluted share for the nine months ended September 30, 2007. The net income for the first nine months of 2008 includes realized investment losses of $54.4 million, relating primarily to the recognition of other-than-temporary impairment of investments, and income taxes of $19.2 million. Net income for the first nine months of 2007 includes realized investment gains, of $1.1 million, relating primarily to the gain on the sale of Peninsular, and income taxes of $30.6 million. Our effective tax rate was 38.1% for the first nine months of 2008, and 36.2% for the first nine months of 2007. Excluding realized losses, the effective tax rate for the first nine months of 2008 was 36.5%, compared to 36.3% for the same period in 2007.

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $77.8 million in the nine months ended September 30, 2008, an increase of $35.0 million compared to the same period in 2007, primarily due to growth in PFFS member months, $28.4 million of net positive 2007 developments in our PFFS business, a $4.1 million favorable variance related to the 2007 risk score adjustment recognized during the year as well as favorable 2008 PFFS and HMO results, partially offset by $6.3 million of start-up costs associated with the establishment of our PPO networks.

        Our Medicare Part D income decreased by $7.6 million, compared to the first nine months of 2007. We acquired MemberHealth on September 21, 2007 and our results for the nine months ended September 30, 2008 reflect income of $13.8 million on MemberHealth's business, which is an increase of $7.9 million over the prior year period. In addition, the year to date earnings on Prescription PathwaySM business decreased by $15.4 million compared with the first nine months of 2007, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts.

        Our Traditional Insurance segment income before taxes decreased by $2.1 million, compared to the first nine months of 2007, due to lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 77.2% for the nine months ended September 30, 2008, compared with 75.6% for the same period last year. Individual loss ratios for the nine months ended September 30, 2008 were 76.6% for Medicare supplement, compared with 74.4% for the same period last year, due to higher skilled nursing facility claims; 89.4% for specialty health, compared with 88.8% for the same period last year and 64.8% for life and annuity, compared with 65.6% for the same period last year.

        Segment income before taxes for our Senior Administrative Services segment decreased by $0.3 million, or 2%, to $17.4 million for the first nine months of 2008, as compared to the same period of 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        The loss from our Corporate segment increased by $3.4 million, or 15%, for the first nine months of 2008 compared to the first nine months of 2007. The increase was due primarily to an increase in interest costs, and the cost of stock based compensation, partially offset by lower other parent-company expenses, net of revenues.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$610,734	$522,276	$1,791,862	$1,389,224
Net investment and other income	4,810	7,418	13,550	16,661

Total revenue	615,544	529,694	1,805,412	1,405,885

Medical expenses	488,136	438,603	1,493,222	1,163,604
Amortization of intangible assets	1,014	992	3,042	2,852
Commissions and general expenses	82,317	73,623	231,335	196,613

Total benefits, claims and other deductions	571,467	513,218	1,727,599	1,363,069

Segment income before taxes	$44,077	$16,476	$77,813	$42,816

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, and our coordinated care plans, which we refer to as HMO's, which offer coverage to Medicare beneficiaries in southeastern Texas, north Texas, Oklahoma and Wisconsin. These businesses provide managed care for seniors under a contract with CMS. Our career and independent agents currently sell PFFS through American Progressive, Pyramid Life and Marquette in approximately 3,100 counties across 47 states. Our HMO products are sold by our career and independent agents and directly by employee representatives. In addition, beginning in 2008, this segment includes start up costs associated with the establishment of affiliated PPO organizations.

  Three months ended September 30, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $44.1 million in the three months ended September 30, 2008, an increase of $27.6 million compared to the three months ended September 30, 2007, primarily due to $16.3 million of net positive 2007 developments in our PFFS business, a $4.1 million favorable variance related to the 2007 risk score adjustment recognized during the quarter as well as favorable 2008 PFFS and HMO results, partially offset by $3.5 million of start-up costs associated with the establishment of our PPO networks.

  Nine months ended September 30, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $77.8 million in the nine months ended September 30, 2008, an increase of $35.0 million compared to the same period in 2007, primarily due to growth in PFFS member months, $28.4 million of net positive 2007 developments in our PFFS business, a $4.1 million favorable variance related to the 2007 risk score adjustment recognized during the year as well as favorable 2008 PFFS and HMO results, partially offset by $6.3 million of start-up costs associated with the establishment of our PPO networks.

PFFS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$436,913	$394,596	$1,302,779	$1,016,071
Net investment and other income	2,713	5,339	8,407	11,005

Total revenue	439,626	399,935	1,311,186	1,027,076

Medical expenses	356,582	338,094	1,116,223	873,925
Commissions and general expenses	53,552	52,186	152,325	133,073

Total benefits, claims and other deductions	410,134	390,280	1,268,548	1,006,998

Income before taxes	$29,492	$9,655	$42,638	$20,078

         Membership.    For a discussion of the accounting for Medicare Advantage policies, including PFFS, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for the member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and limited historical experience, we recognize these timing delays and that CMS may not approve the Medicare Beneficiary for enrollment in our plans. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of September 30, 2008 is likely to be material.

  Three months ended September 30, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $42.3 million compared to the three months ended September 30, 2007, primarily due to an increase in the amount of premium earned per member partially offset by a reduction of revenues related to a slight decline in the number of member months and $4.5 million revenue decline due to a CMS true up of federal reinsurance related to final 2007 Part D payment reconciliation. The member months for the three months ended September 30, 2008 decreased to approximately 560,000 from approximately 580,000 for the three months ended September 30, 2007. Net investment and other income decreased by $2.6 million, due primarily to lower yields of invested assets as a result of a decline in short term interest rates.

         Benefits, Claims and Expenses.    Medical expenses increased by $18.5 million compared to the third quarter of 2007, primarily due to the increase in the amount of benefits incurred per member, partially offset by $20.8 million of positive 2007 reserve development. The PFFS medical loss ratio decreased to 81.6% for the third quarter of 2008 from 85.7% for the third quarter of 2007 primarily as a result of the positive development mentioned above. Backing out the impact of 2007 positive development, the medical loss ratio for the third quarter of 2008 was 87.5%. Commissions and general expenses increased by $1.4 million compared to the third quarter of 2007 as the result of an increase in general expenses and the write-off of uncollectible agents balances.

  Nine months ended September 30, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $286.7 million compared to the nine months ended September 30, 2007, primarily due to growth in member months partially offset by a $4.5 million revenue decline due to a CMS true up of federal reinsurance related to final 2007 Part D payment reconciliation. Membership decreased to approximately 188,000 as of September 30, 2008 from approximately 190,000 as of September 30, 2007. However, the member months for the nine months ended September 30, 2008 increased to approximately 1,686,000 from approximately 1,460,000 for the nine months ended September 30, 2007 as a result of the timing of the effective date of membership for each period. Net investment and other income decreased by $2.6 million, due primarily to lower yields of invested assets as a result of a decline in short term interest rates.

         Benefits, Claims and Expenses.    Medical expenses increased by $242.3 million compared to the nine months ended September 30, 2007, primarily due to growth in member months. Year to date 2008 results include $32.9 million of positive prior period reserve development. The PFFS medical loss ratio decreased to 85.7% for the nine months ended September 30, 2008 from 86.0% for the nine months ended September 30, 2007. Backing out the the impact of 2007 positive development, the medical loss ratio for the first nine months of 2008 was 87.1%. Commissions and general expenses increased by $19.3 million compared to the nine months ended September 30, 2007, due primarily to the growth in business.

HMOs

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$173,821	$127,680	$489,083	$373,153
Net investment and other income	2,097	2,079	5,143	5,656

Total revenue	175,918	129,759	494,226	378,809

Medical expenses	131,554	100,509	377,000	289,679
Amortization of intangible assets	1,014	992	3,042	2,852
Commissions and general expenses	25,230	21,437	72,693	63,540

Total benefits, claims and other deductions	157,798	122,938	452,735	356,071

Income before taxes	$18,120	$6,821	$41,491	$22,738

  Three months ended September 30, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $46.1 million, or 36%, compared to the third quarter of 2007, primarily due to growth in membership combined with higher member risk scores, an increase in Part D corridor revenue and additional 2007 risk score revenue received during the quarter. Medicare membership increased to approximately 54,700 members at September 30, 2008 from approximately 47,400 at September 30, 2007.

         Benefits, Claims and Expenses.    Medical expenses increased by $31.0 million, or 31%, compared to the third quarter of 2007 driven primarily by growth in membership combined with higher claims costs associated with higher member risk scores. The member benefit ratio for the HMOs decreased to 75.7% for the third quarter of 2008, from 78.7% for the third quarter of 2007, due to improved revenue yields and a $4.1 million 2007 risk score adjustment recognized during the quarter. Commissions and general expenses, while increasing by $3.8 million compared to 2007, decreased as a percent of net premiums by 2.3% from 16.8% in the third quarter of 2007 to 14.5% in the third quarter of 2008.

  Nine months ended September 30, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $115.9 million, or 31%, compared to the first nine months of 2007. Approximately $104.4 million of the increase was due to the growth in

Medicare membership along with higher member risk scores and additional 2007 risk score revenue received during the year . Medicare membership increased to approximately 54,700 members at September 30, 2008 from approximately 47,400 at September 30, 2007. Revenue from the commercial business in Oklahoma increased $11.5 million due to growth in membership and because the nine months ended September 30, 2007 included seven months of commercial operations whereas the nine months ended September 30, 2008 included a full nine months of operations.

         Benefits, Claims and Expenses.    Medical expenses increased by $87.3 million, or 30%, compared to the first nine months of 2007. Growth in Medicare membership added approximately $74.9 million and growth in commercial business added $10.0 million. The remaining $2.4 million was due to an increase in member risk scores offset by a decrease in utilization of member benefits. The member benefit ratio for the HMOs decreased to 77.1% for the first nine months of 2008, from 77.6% for the first nine months of 2007, as a result of a $4.1 million 2007 risk score adjustment recorded during the year and a decrease in utilization of member benefits. Commissions and general expenses, while increasing $9.2 million compared to 2007, decreased as a percent of net premiums by 2.1% from 17.0% in the first nine months of 2007 to 14.9% in the first nine months of 2008. The nine months ended September 30, 2007 also included start-up costs associated with the acquisition of members in new markets.

PPOs

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$—	$—	$—	$—
Net investment and other income	—	—	—	—

Total revenue	—	—	—	—

Medical expenses	—	—	—	—
Amortization of intangible assets	—	—	—	—
Commissions and general expenses	3,535	—	6,316	—

Total benefits, claims and other deductions	3,535	—	6,316	—

Loss before taxes	$(3,535)	$—	$(6,316)	$—

  Three months ended September 30, 2008 and 2007

        Expenses.    Commissions and general expenses increased by $3.5 million compared to the third quarter of 2007 due to the costs of establishing the Local PPO networks.

  Nine months ended September 30, 2008 and 2007

        Expenses.    Commissions and general expenses increased by $6.3 million compared to the nine months ended September 30, 2007 due to the costs of establishing the Local PPO networks.

Segment Results—Medicare Part D

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Direct and assumed premium	$516,453	$178,283	$1,570,611	$450,025
Risk corridor adjustment/government reinsurance	(91,784)	(62,917)	91,140	(12,533)

Direct and assumed premium after risk corridor adjustment	424,669	115,366	1,661,751	437,492
Ceded premiums	(51,869)	(41,558)	(231,283)	(200,088)

Net premiums	372,800	73,808	1,430,468	237,404
Other Part D income—PDMS	20,448	12,788	51,781	39,111

Total Part D revenue	393,248	86,596	1,482,249	276,515
Net investment and other income	4,704	1,403	15,879	3,745

Total revenue	397,952	87,999	1,498,128	280,260

Pharmacy benefits	292,887	50,969	1,292,481	210,140
Amortization of intangibles	4,012	403	12,011	403
Commissions and general expenses	51,857	13,032	163,426	31,935

Total benefits, claims and other deductions	348,756	64,404	1,467,918	242,478

Segment income before taxes	$49,196	$23,595	$30,210	$37,782

        The growth in our Medicare Part D business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. As a result, this business generally sees higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under our Prescription PathwaySM PDPs. We reinsure 50% of the business of our Prescription PathwaySM PDPs to PharmaCare Re.

        Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter of 2008.

        For a discussion of the accounting for Part D see Notes 2 and 15 of the notes to the consolidated financial statements in our annual report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of September 30, 2008 is likely to be material.

        Other Part D income—PDMS represents our equity in the earnings of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 17 of the notes to the consolidated financial statements in this quarterly report on Form 10-Q.

  Three months ended September 30, 2008 and 2007

        Our Medicare Part D income increased by $25.6 million, compared to the third quarter of 2007. We acquired MemberHealth on September 21, 2007 and our results for the three months ended September 30, 2008 reflect income of $42.0 million on MemberHealth's business, which is an increase of $36.0 million over the prior year quarter. This is due to the prior year quarter only including the results of MemberHealth subsequent to the acquisition on September 21, 2007. This increase was partially offset by a decline in the earnings generated by the Prescription PathwaySM business compared with the third quarter of 2007, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts

         Membership.    At September 30, 2008, our total membership for Medicare Part D was 1,836,000 members compared to 1,638,000 members at September 30, 2007, an increase of 198,000 members or 12% over September 30, 2007. The increase is principally attributable to growth from open enrollment, and dual eligible members auto assigned to our plans in 2008. For Medicare Part D,. we based our membership on enrollment information provided by CMS which indicated that, as of September 30, 2008, approximately 1,836,000 members were enrolled for which we were paid by CMS. At September 30, 2008, our Part D membership reflects approximately 1,309,000 members enrolled in our Community CCRxSM PDP and 527,000 members enrolled in our Prescription PathwaySM business, which we participate in on a 50% basis. Prior to January 1, 2008, we participated, on a 33.3% basis, in Arkansas BCBS which had approximately 24,000 members at September 30, 2007.

         Revenues.    Direct and assumed premium after risk corridor adjustment increased by $309.3 million, or 268%, compared to the third quarter of 2007. This growth resulted primarily from the acquisition of MemberHealth which generated $329.0 million of direct and assumed premium in the third quarter of 2008, which was an increase of $298.0 million over the same period of 2007. The MemberHealth premium includes $9.8 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment decreased revenue by an additional $28.9 million compared to the third quarter of 2007. The government risk corridor adjustment from MemberHealth for the third quarter of 2008 was a decrease in revenues of $50.1 million, compared with a decrease of $5.4 million for the same period of 2007. The government risk corridor adjustment from our Prescription PathwaySM business decreased revenue $41.7 million for the three months ended September 30, 2008 compared to a decrease of $57.5 million for the same period in 2007. The 2008 amount reflects a $3.5 million risk corridor adjustment to reduce revenue related to the final 2007 CMS PDE reconciliation as well as a $0.9 million mid year revenue adjustment related to the 2007 plan year for Prescription PathwaySM business.

        Other Part D income—PDMS increased by $7.7 million compared to the third quarter of 2007 as a result of growth in business at Prescription PathwaySM and increased revenue rates. Net investment and other income increased by $3.3 million principally as a result of the inclusion of revenue earned by MemberHealth for third party services, partially offset by lower rates of return on investments.

         Benefits, Claims and Expenses.    Pharmacy benefits increased by $241.9 million compared to the third quarter of 2007. The MemberHealth business generated $242.9 million of benefits in the quarter, which was an increase of $221.8 million over the prior year quarter. 2008 benefits reflect a $2.0 million reduction related to the final 2007 CMS PDE reconciliation for MemberHealth. Pharmacy benefits for our Prescription PathwaySM business increased by $20.1 million or 67.6% over the third quarter of 2007. The ratio of incurred prescription drug benefits to net premium in 2008 for Prescription PathwaySM was 73.2% compared to 53.3% for 2007 primarily as a result of the impact in 2008 of the negative 2007 revenue adjustments discussed above as well as increased benefits. Amortization of intangibles increased $3.6 million as the result of amortization of intangible assets recorded in connection with the acquisition of MemberHealth. Commissions and general expenses increased by $38.8 million compared to the third quarter of 2007. MemberHealth added $41.0 million during the quarter, which was an increase of $37.4 million over the prior year quarter. The balance of the increase of $1.4 million relates to the growth in our Prescription PathwaySM business.

  Nine months ended September 30, 2008 and 2007

        Our Medicare Part D income decreased by $7.6 million, compared to the first nine months of 2007. We acquired MemberHealth on September 21, 2007 and our results for the nine months ended September 30, 2008 reflect income of $13.8 million on MemberHealth's business, which is an increase of $7.9 million over the prior year period. In addition, the year to date earnings on Prescription PathwaySM business decreased by $15.4 million compared with the first nine months of 2007, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts.

         Membership.    At September 30, 2008, our total membership for Medicare Part D was 1,836,000 members compared to 1,638,000 members at September 30, 2007, an increase of 198,000 members or 12% over September 30, 2007. The increase is principally attributable to growth from open enrollment, and dual eligible members auto assigned to our plans in 2008. For Medicare Part D, we based our membership on enrollment information provided by CMS which indicated that, as of September 30, 2008, approximately 1,836,000 members were enrolled. for which we were paid by CMS. At September 30, 2008, our Part D membership reflects approximately 1,309,000 members enrolled in our Community CCRxSM PDP and 527,000 members enrolled in our Prescription PathwaySM business, which we participate in on a 50% basis. Prior to January 1, 2008, we participated, on a 33.3% basis, in Arkansas BCBS which had approximately 24,000 members at September 30, 2007.

         Revenues.    Direct and assumed premium after risk corridor adjustment increased by $1,224.3 million, or 280%, compared to the first nine months of 2007. This growth resulted primarily from the acquisition of MemberHealth which generated $1,223.7 million of direct and assumed premium for the nine months ended September 30, 2008. The MemberHealth premium includes $29.5 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $103.7 million compared to the nine months ended September 30, 2007. The government risk corridor adjustment from MemberHealth for the nine months ended September 30, 2008 was an increase in revenues of $74.7 million, which was an increase of $80.1 million over the prior year as we acquired MemberHealth on September 21, 2007. The government risk corridor adjustment from our Prescription PathwaySM business increased revenue $16.5 million for the nine months ended September 30, 2008 compared to a decrease of $7.1 million for the same period in 2007. 2008 revenues reflect a $3.9 million reduction related to the final 2007 CMS PDE reconciliation for Prescription PathwaySM business.

        Other Part D income—PDMS increased by $12.7 million compared to the first nine months of 2007 as a result of growth in business at Prescription PathwaySM and increased revenue rates. Net investment and other income increased by $12.1 million principally as a result of the inclusion of revenue earned by MemberHealth for third party services, partially offset by lower rates of return on investments.

         Benefits, Claims and Expenses.    Pharmacy benefits increased by $1,082.3 million compared to the first nine months of 2007. The MemberHealth business generated $1,069.0 million of benefits for the nine months ended September 30, 2008, which was an increase of $1,047.8 million over the prior year period due to the acquisition of MemberHealth on September 21, 2007. 2008 benefits reflect a $2.0 million reduction related to the final 2007 CMS PDE reconciliation for MemberHealth. Pharmacy benefits for our Prescription PathwaySM business increased by $34.5 million or 18% over the first nine months of 2007. The ratio of incurred prescription drug benefits to net premium for Prescription PathwaySM was 82.5% compared to 76.9% for 2007 primarily as a result of the impact in 2008 of the negative 2007 revenue adjustments discussed above as well as increased benefits. Amortization of intangibles increased $11.6 million as the result of amortization of intangible assets recorded in connection with the acquisition of MemberHealth. Commissions and general expenses increased by $131.5 million, compared to the first nine months of 2007. MemberHealth added $132.4 million during 2008 which was an increase of $128.9 over the prior year. The balance of the increase of $2.6 million relates to the growth in our Prescription PathwaySM business.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Premiums:
Direct and assumed	$130,197	$231,320	$575,939	$692,528
Ceded	(33,562)	(123,196)	(275,516)	(356,584)

Net premiums	96,635	108,124	300,423	335,944
Net investment income	14,232	18,351	45,421	53,714
Other income	308	167	907	1,150

Total revenue	111,175	126,642	346,751	390,808
Policyholder benefits	74,262	81,651	231,903	254,111
Interest credited to policyholders	3,572	4,265	11,094	13,292
Change in deferred acquisition costs	1,595	1,562	12,394	13,549
Amortization of intangible assets	796	876	2,411	2,778
Commissions and general expenses, net of allowances	27,851	33,236	82,681	98,683

Total benefits, claims and other deductions	108,076	121,590	340,483	382,413

Segment income before taxes	$3,099	$5,052	$6,268	$8,395

  Three months ended September 30, 2008 and 2007

        Our Traditional Insurance segment income before taxes decreased by $2.0 million compared to the third quarter of 2007, due primarily to decreased earnings on the specialty health and life insurance and annuity businesses, partially offset by slightly increased earnings on the Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for the quarter ended September 30, 2008, compared with 75.5% for the same period last year, due to higher skilled nursing facility claims. Individual loss ratios for the quarter ended September 30, 2008 were 76.9% for Medicare supplement, compared with 73.3% for the same period last year; 87.4% for specialty health, compared with 91.1% for the same period last year and 63.4% for life and annuity, compared with 67.4% for the same period last year.

         Revenues.    Net premium declined by $11.5 million, or 11%, primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Gross premium for Specialty health declined in the third quarter of 2008 compared to the same period of 2007 as the result of the termination of a reinsurance arrangement with PharmaCare Re. Below is a summary of premium for the segment by major lines of business:

Premium

	Three months ended September 30,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$91,007	$(24,116)	$66,891	$104,492	$(28,734)	$75,758
Specialty health	19,740	(3,199)	16,541	107,451	(89,286)	18,165
Life insurance and annuity	19,450	(6,247)	13,203	19,377	(5,176)	14,201

Total premium	$130,197	$(33,562)	$96,635	$231,320	$(123,196)	$108,124

        Net investment income decreased by $4.1 million as a result of lower invested assets caused by less business in force as well as lower interest rates.

         Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $7.4 million, or 9%, compared to the third quarter of 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $4.1 million as a result of a decline in the business partially offset by an increase in the loss ratio to 76.9% for the third quarter of 2008 from 73.3% for the same period last year, driven by an increase in skilled nursing facility claims.

        Change in deferred acquisition costs was flat with the third quarter of 2007.

        Commissions and general expenses, net of allowances, decreased by $5.4 million, or 16%, compared to the third quarter of 2007. The following table details the components of commission and general expenses, net of allowances:

	Three months ended September 30,
	2008	2007
	(In thousands)
Commissions	$15,313	$21,708
Other operating costs	20,030	21,480
Reinsurance allowances	(7,492)	(9,952)

Commissions and general expenses, net of allowances	$27,851	$33,236

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production that has higher commission rates. Other operating costs declined $1.5 million for the quarter ended September 30, 2008, compared to the third quarter of 2007. Allowances received from reinsurers decreased $2.5 million for the third quarter of 2008 from the third quarter of 2007, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business and the termination of a reinsurance arrangement with PharmaCare Re.

  Nine months ended September 30, 2008 and 2007

        Our Traditional Insurance segment income before taxes decreased by $2.1 million compared to the first nine months of 2007, due to lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 77.2% for the nine months ended September 30, 2008, compared with 75.6% for the same period last year. Individual loss ratios for the nine months ended September 30, 2008 were 76.6% for Medicare supplement, compared with 74.4% for the same period last year, due to higher skilled nursing facility claims; 89.4% for specialty health, compared with 88.8% for the same period last year and 64.8% for life and annuity, compared with 65.6% for the same period last year.

         Revenues.    Net premium declined by $35.5 million or 11% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

	Nine months ended September 30,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$285,016	$(76,460)	$208,556	$326,790	$(90,352)	$236,438
Specialty health	232,611	(181,433)	51,178	307,211	(251,322)	55,889
Life insurance and annuity	58,312	(17,623)	40,689	58,527	(14,910)	43,617

Total premium	$575,939	$(275,516)	$300,423	$692,528	$(356,584)	$335,944

        Net investment income decreased by $8.3 million as a result of less invested assets caused by less business in force as well as lower interest rates.

         Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $22.2 million, or 9%, compared to the first nine months of 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $16.4 million as well as declines in the levels of Specialty Health and Life and Annuity benefits as a result of a decline in the business partially offset by an increase in the Medicare Supplement loss ratio to 76.6% for the first nine months of 2008 from 74.4% for the same period last year.

        Change in deferred acquisition costs decreased $1.2 million compared to the first nine months of 2007, primarily as a result of a lower level of lapsation of our Medicare supplement in force business principally occurring during the first three months of each year.

        Commissions and general expenses, net of reinsurance allowances, decreased by $16.0 million, or 16%, compared to the first nine months of 2007. The following table details the components of commission and other operating expenses, net of allowances:

	Nine months ended September 30,
	2008	2007
	(In thousands)
Commissions	$48,045	$65,863
Other operating costs	59,559	63,575
Reinsurance allowances	(24,923)	(30,755)

Commissions and general expenses, net of allowances	$82,681	$98,683

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production, which has higher commission rates. Other operating costs were $4.0 million lower for the first nine months of 2008 compared to the first nine months of 2007 as a result of lower acquisition expenses due to less new business production and lower fixed costs. Reinsurance allowances received from reinsurers decreased $5.8 million for the first nine months of 2008 from the first nine months of 2007, primarily due to the non-renewal of the State of Connecticut agreement with PharmaCare Re on July 1, 2008 as well as a reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business and the termination of a reinsurance arrangement with PharmaCare Re.

Segment Results—Senior Administrative Services

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Affiliated fee revenue
Medicare supplement	$4,541	$5,698	$14,919	$17,925
Part D	6,909	6,249	20,930	18,584
PFFS	—	5,293	—	13,004
Long term care	756	538	1,883	1,737
Life insurance	1,340	561	3,081	1,511
Other	1,571	2,313	5,170	6,392

Total affiliated revenue	15,117	20,652	45,983	59,153

Unaffiliated fee revenue
Medicare Advantage	2,721	2,813	9,935	7,879
Medicare supplement	1,299	1,419	4,176	4,435
Long term care	1,448	1,776	4,445	5,368
Non-insurance products	198	272	676	1,079
Part D	—	324	200	1,120
Other	40	33	122	115

Total unaffiliated revenue	5,706	6,637	19,554	19,996

Total revenue	20,823	27,289	65,537	79,149

Amortization of present value of future profits	92	110	275	330
General expenses	15,697	20,791	47,820	61,104

Total expenses	15,789	20,901	48,095	61,434

Segment income before taxes	$5,034	$6,388	$17,442	$17,715

        Unaffiliated revenue reflects fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $0.6 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively and $1.8 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. In 2007 we performed administrative functions for the affiliated PFFS line that the affiliated entities perform directly in 2008. We eliminated these fees, together with the affiliated revenue, in consolidation.

  Three months ended September 30, 2008 and 2007

        Segment income before taxes for our Senior Administrative Services segment declined by $1.4 million, or 21%, to $5.0 million for the third quarter of 2008, as compared to the same period of 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        Revenue declined by $6.4 million, or 24%, during the third quarter of 2008 compared to the third quarter of 2007. Affiliated service fee revenue decreased by $5.5 million primarily as a result of the loss of fee income associated with the administration of our PFFS business that is performed directly by the affiliated entities in 2008. Unaffiliated service fee revenue decreased by $0.9 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, Part D and long term care business. General expenses for the segment decreased by $5.1 million, or 25%, primarily due to the decline of the affiliated PFFS business.

  Nine months ended September 30, 2008 and 2007

        Segment income before taxes for our Senior Administrative Services segment decreased by $0.3 million, or 2%, to $17.4 million for the first nine months of 2008, as compared to the same period of 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        Revenue declined by $13.6 million, or 17%, during the first nine months of 2008 compared to the first nine months of 2007. Affiliated service fee revenue decreased by $13.2 million primarily as a result of the loss of fee income associated with the administration of our PFFS business that our affiliated entities performed directly in 2008 and a decline in Medicare supplement revenues on a smaller book of business partially offset by an increase in Part D revenues on a growing block of business. Unaffiliated service fee revenue decreased by $0.4 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, Part D and long term care business. General expenses for the segment decreased by $13.3 million, or 22%, primarily due to the decline of the affiliated PFFS business.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense	$5,699	$4,869	$17,794	$13,232
Amortization of capitalized loan origination fees	262	327	786	895
Early extinguishment of debt	—	913	—	913
Stock-based compensation expense	1,541	1,038	4,778	3,145
Other parent company expenses, net of revenues	4,623	925	3,553	5,284

Segment loss before taxes	$12,125	$8,072	$26,911	$23,469

  Three months ended September 30, 2008 and 2007

        The loss from our Corporate segment increased by $4.1 million, or 50%, for the third quarter of 2008 compared to the third quarter of 2007. This was due primarily to increases in other parent company expenses, net of revenues, interest costs, and the cost of stock based compensation.

        The increase in interest cost of $0.8 million is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the third quarter of 2007. While our combined outstanding debt decreased by $43.5 million to $431.5 million at September 30, 2008 from $475.0 million at September 30, 2007, the balance at September 30, 2007 had increased significantly from $262.9 million at June 30, 2007, due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.6% for the third quarter of 2008 compared to 7.3% for the third quarter of 2007. The weighted average interest rate on our other long term debt was 7.3% for the third quarter of 2008 compared to 7.9% for the third quarter of 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from option awards, in the second half of 2007 and the first half of 2008, to officers and other employees approved by the compensation committee.

        The increase in other parent company expenses, net of revenues was primarily due to a decrease in net investment income, an increase in the costs of restricted stock awards, legal fees associated with the defense and settlement of a shareholder's lawsuit and other, individually insignificant, unfavorable expense variances.

  Nine months ended September 30, 2008 and 2007

        The loss from our Corporate segment increased by $3.4 million, or 15%, for the first nine months of 2008 compared to the first nine months of 2007. The improvement was due primarily to an increase in interest costs, and the cost of stock based compensation, partially offset by lower other parent-company expenses, net of revenues.

        The increase in interest cost of $4.6 million is due primarily to the increase in the average balance of our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the first six months of 2007. While our combined outstanding debt decreased by $43.5 million to $431.5 million at September 30, 2008 from $475.0 million at September 30, 2007, the balance at September 30, 2007 had increased significantly from $262.9 million at June 30, 2007, due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.6% for the first nine months of 2008 compared to 7.3% for the first nine months of 2007. The weighted average interest rate on our other long term debt was 7.5% for the first nine months of 2008 compared to 7.8% for the first nine months of 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from option awards, in the second half of 2007 and the first half of 2008, to officers and other employees approved by the compensation committee.

        The decrease in other parent company expenses, net of revenues was primarily due to the reversal of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008 and an increase of $0.3 million in net investment income, partially offset by an increase in the costs of restricted stock awards, legal fees associated with the defense and settlement of a shareholder's lawsuit and other, individually insignificant, unfavorable expense variances.

  Liquidity and Capital Resources

        We use our capital primarily to support the retained risks and growth of our insurance company subsidiaries and HMOs and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

        We require cash at our parent company to meet our obligations under our credit facility. We also require cash to pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses, and to meet the costs of being a public company.

        We believe that our current cash position, the expected cash flows of our administrative service company and our senior managed care company, our PBM business in MemberHealth and the surplus note interest and principal payments from our American Exchange subsidiary can support our current parent company obligations. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

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

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 4—Business Combinations to our consolidated financial statements set forth above, we refinanced our credit facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on the previous credit facility. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10.0 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective September 30, 2008, the interest rate on the term loan portion of the new credit facility was 3.42%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, on April 23, 2008 we prepaid $25 million of principal under the new facility, under an approved waiver.

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

        Our new credit facility requires us and our subsidiaries to meet specified financial tests requiring that we maintain a minimum consolidated leverage ratio and a minimum risk based capital. Our new credit facility also contains covenants, which among other things, under specified conditions, limit

  •
  the incurrence of liens or additional indebtedness;

  •
  investments;

  •
  fundamental changes such as mergers, dissolution, consolidation, disposition of assets;

  •
  restricted payments such as dividends by us;

  •
  changing the nature of our business;

  •
  transactions with affiliates;

  •
  limitations on dividends by subsidiaries and other burdensome arrangements;

  •
  use of proceeds;

  •
  amendments of organization documents;

  •
  prepayments of other indebtedness;

  •
  restricted subsidiaries; and

  •
  other matters customarily restricted in such agreements.

        Our new credit facility contains customary events of default, such as, among other things,

  •
  payment defaults;

  •
  breach of covenants or representations and warranties;

  •
  cross-defaults to certain other indebtedness;

  •
  certain events of bankruptcy and insolvency;

  •
  judgment defaults; and

  •
  change of control.

        We incurred additional loan origination fees of approximately $4.7 million, which we capitalized and are amortizing on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the new credit facility. The early extinguishment of our old credit facility triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million during the third quarter of 2007.

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

2007 Credit Facility
(in thousands)
2008	$875
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$321,500

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

Short Term Facility

        On January 18, 2007, we requested and received from the administrative agent for the lenders under our old credit facility and revolving credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, we drew all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the LIBOR rate. The initial rate was 6.1%. On July 18, 2007, we repaid the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

Principal and Interest Payments

        We made regularly scheduled principal payments of $2.6 million during the nine months ended September 30, 2008. In addition, we made a $25 million prepayment on April 23, 2008 in connection with an approved waiver as discussed above. During the nine months ended September 30, 2007, we made regularly scheduled principal payments of $2.6 million and fully repaid the balance of $87.9 million on our old Credit Facility in connection with the refinancing described above.

        We paid interest of $10.8 million during the nine months ended September 30, 2008 and $6.2 million during the nine months ended September 30, 2007 in connection with our credit facilities. Due to the variable interest rate on the new credit facility, the portion not covered by the interest rate swaps would be subject to higher interest costs to us if short term interest rates rise.

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

        Separate subsidiary trusts of our parent holding company have issued a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of September 30, 2008
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		6.8%
May 2033	15,000	Floating	420		7.0%
May 2033	15,000	Fixed/Floating	410	(1)	6.9%
October 2033	20,000	Fixed/Floating	395	(2)	7.0%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

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

        We paid $6.3 million in interest in connection with the junior subordinated debt during the nine months ended September 30, 2008 and $6.3 million during the nine months ended September 30, 2007.

Sources of Liquidity to the Parent Company

        We anticipate funding the obligations of our parent company and the capital required to grow our business from the following distinct and uncorrelated sources of cash flow within the organization:

  •
  the expected cash flows of our senior administrative services company;

  •
  the expected cash flows of our senior managed care company;

  •
  the expected cash flows of our MemberHealth subsidiary; and

  •
  surplus note principal and interest payments from American Exchange.

        As of September 30, 2008, the parent company had readily available cash of $141 million. In addition, we have access to funds under existing credit facilities. We have $150.0 million available under the revolving portion of our new credit facility.

        We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007, we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth as described in Note 4—Business Combinations of the notes to the consolidated financial statements included in this quarterly report on Form 10-Q, we issued preferred stock for aggregate proceeds of $350 million, at $20 per common equivalent share, to four private equity investment fund groups. We also issued $100 million of preferred stock during the second quarter of 2007 and the balance in September 2007. There can be no assurance as to our actual future cash flows from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives. In addition, we are reviewing other sources of liquidity that may be available to us at equivalent or lower interest rates.

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

         Senior Managed Care Company.    Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of our health plan affiliates and services provided to the IPA's. Dividend payments by our HMO affiliates to our Heritage subsidiary are subject to the approval of the insurance regulatory authorities of our HMO affiliates' respective states of domicile. Our SCOT subsidiary is not able to pay dividends during 2008 without prior approval.

         MemberHealth.    Liquidity for our MemberHealth subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our MemberHealth subsidiary exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company.

         Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our American Exchange subsidiary. As of September 30, 2008, the principal amount of the surplus note was $8.6 million. The note bears interest to our parent holding company at 25 basis points over the interest rate on the new credit facility. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange and by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and are included in the consolidated federal income tax return filed by

American Exchange. American Exchange made principal payments totaling $9.0 million during the nine months ended September 30, 2008 and $7.0 million during the nine months ended September 30, 2007. American Exchange paid interest on the surplus note of $0.5 million during the nine months ended September 30, 2008 and $1.6 million during the nine months ended September 30, 2007.

        On June 29, 2007 and December 31, 2007, our Pyramid subsidiary issued two $30.0 million surplus notes payable to our parent holding company. The notes are repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk based capital levels of 450% or greater. The surplus notes can be pre-paid, with prior approval by the State of Kansas to the extent that Pyramid's risk based capital levels exceed 450%. The notes bear interest to our parent holding company at fixed rates of 7.7% and 7.3%, respectively, for the term of the notes.

        Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. These dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $51.1 million to its direct parent American Exchange and American Exchange is able to pay ordinary dividends of up to $26.1 million to Universal American in 2008 without the prior approval from the insurance department for either of their respective states of domicile.

        Our parent holding company made capital contributions to American Exchange amounting to $81.0 million during 2007. American Exchange made capital contributions of $44.0 million to American Progressive, $32.0 million to Pyramid and $5 million to Marquette during 2007. In December 2007, Pennsylvania Life declared and paid a dividend in the amount of $21.0 million to American Exchange. From these proceeds, American Exchange made an additional capital contribution of $20.0 million to Pyramid. American Exchange made a capital contribution of $7.0 million to Pyramid in the second quarter of 2008

Insurance Subsidiaries—Liquidity

        Liquidity for our insurance company subsidiaries is measured by their ability to pay scheduled contractual benefits, pay operating expenses, fund investment commitments, and pay dividends to their parent company. The principal sources of cash for our insurance operations are

  •
  scheduled and unscheduled principal and interest payments on investments,

  •
  premium payments,

  •
  annuity deposits, and

  •
  the sale or maturity of investments.

Both the sources and uses of cash are reasonably predictable and we believe that these sources of cash for our insurance company subsidiaries exceed scheduled uses of cash.

        Liquidity is also affected by unscheduled benefit payments such as

  •
  benefits under accident and health insurance policies,

  •
  death benefits and

  •
  interest-sensitive policy surrenders and withdrawals.

        Our accident and health insurance policies generally provide for fixed-benefit amounts and, in the case of Medicare supplement policies, for supplemental co-payments in accordance with approved Medicare provider rates. Some of these benefits are subject to medical-cost inflation and we have the capability to file for premium rate increases to mitigate rising medical costs. Prescription drug benefits under Part D plans may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent, with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage. These defined "standard" benefits represent the minimum level of benefits mandated by Congress. We also offer other PDPs containing benefits in excess of standard coverage limits for an additional beneficiary-paid premium. Our PDPs receive monthly payments from CMS which generally represent our bid amount for providing insurance coverage. Due to the nature of the benefit design, where the PDP is covering the initial deductibles, Part D benefit costs will exceed these monthly CMS payments resulting in negative cash flows in the early part of the year. As beneficiaries reach deductibles and we share benefit costs with the plan members, the resulting cash flows match more evenly and eventually turn positive, so that monthly plan receipts exceed the benefit costs in the latter part of the year. The Part D benefit costs are subject to risk corridor adjustment, which permits our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. However, the cash settlement for the risk corridor adjustment does not occur until well into the following year. Our Medicare Advantage policies provide benefits to Medicare enrollees as specified in our contracts with CMS, with premiums received from CMS and, depending on the individual product, from the enrollee. Our health insurance business is widely dispersed in the United States, which mitigates the risk of unexpected increases in claim payments due to epidemics and events of a catastrophic nature. These accident and health polices are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes.

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals can vary as a result of a variety of factors such as

  •
  credited interest rates for similar products,

  •
  general economic conditions and

  •
  events in the industry that affect policyholders' confidence.

Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2008 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $34 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At September 30, 2008, our insurance companies held cash and cash equivalents totaling $314 million and fixed maturity securities that we could readily convert to cash with carrying values and fair values of $1.0 billion.

        Our domestic insurance subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, these subsidiaries need substantially more than the statutory minimum amounts to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, or the NAIC, imposes regulatory risk-based capital or RBC requirements on life insurance enterprises. At December 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $473.0 million at September 30, 2008 and $486.1 million at December 31, 2007. Our U.S. insurance subsidiaries generated statutory net loss of $2.8 million for the nine months ended September 30, 2008 and statutory net income of $69.6 million for the nine months ended September 30, 2007.

        Our HMO subsidiaries are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At September 30, 2008, the statutory capital and surplus of each of our HMO subsidiaries exceeded its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO subsidiaries was $83.4 million at September 30, 2008 and $64.3 million at December 31, 2007. Statutory net income for our HMO subsidiaries was $22.4 million for the nine months ended September 30, 2008 and $10.1 million for the nine months ended September 30, 2007.

Reinsurance

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of September 30, 2008, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

Investments

        Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in the following:

  •
  partnerships,

  •
  special purpose entities,

  •
  real estate,

  •
  commodity contracts, or

  •
  other derivative securities.

We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the investment committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our subsidiaries, except for the portfolios of Pyramid Life, SelectCare of Texas, L.L.C. and some floating rate portfolios, which are managed by Hyperion Capital.

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2008, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's. As of September 30, 2008, we held $7.0 million par value of Lehman Brothers holdings that were non-income producing. These were the only non-income producing securities in our investment portfolio. As of September 30, 2008, we held securities with par values of approximately $141 million with exposure to subprime mortgages. The market value of these securities was $49 million at September 30, 2008, representing approximately 3% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P equivalent rating of A+. During the nine months ended September 30, 2008, we recognized other than temporary impairment totaling $43.9 million in the value of our securities with exposure to subprime mortgages. In addition, we have recognized an other than temporary impairment of $6.1 million on Lehman Brothers holdings and $3.5 million on other corporate bond and mortgage backed securities for a total year-to-date impairment of $11.0 million at September 30, 2008 in addition to the impairment on subprime holdings. We did not write down the value of any fixed maturity securities during the nine months ended September 30, 2007.

        The net yields on our cash and invested assets decreased to 4.9% for the nine months ended September 30, 2008, from 5.4% for the nine months ended September 30, 2007. We held a portion of these securities to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. We determine the credited interest rates of the interest-sensitive policyholder account balances based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of September 30, 2008, approximately 34% of our portfolio is in cash equivalents, largely in government money funds, and, in the aggregate, around 58% of our portfolio are securities backed by the US government or its agencies.

Federal Income Taxation of the Company

        We establish valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $3.1 million at both September 30, 2008 and December 31, 2007, primarily related to the tax benefits associated with a New York state net operating loss carryforward. At September 30, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. During the second quarter we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other-than-temporary impairments taken in that period.

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

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2008, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of September 30, 2008
September 30, 2008
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Market Value of Fixed Income Portfolio
	(in millions)
$1,046.8	$64.5	$34.1	$(34.1)	$(69.9)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of our trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps. In December 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032, which was covered by an interest rate swap.

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2008, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2008
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	4.08%	$83.6	$1.3	$0.6	$(0.6)	$(1.3)
Other long term debt	7.40%	$40.0	0.6	0.3	(0.3)	(0.6)

Total			$1.9	$0.9	$(0.9)	$(1.9)

        As noted above, we have fixed the interest rate on $320 million of our $432 million of total debt outstanding, leaving $112 million of the debt exposed to rising interest rates, as of September 30, 2008. We had approximately $547 million of cash and cash equivalents as of September 30, 2008. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

ITEM 4—Controls and Procedures

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 within the time periods specified in the SEC's rules and forms, and that we accumulate this information and communicate it to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

  Inherent Limitations on Effectiveness of Controls

        Our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and we must consider the benefits of controls relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that we have detected all control issues and instances of fraud, if any, within Universal American. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The individual acts of some persons or collusion of two or more people can also circumvent controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 14—Commitments and Contingencies of the notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption Item 8.01 of our current report on Form 8-K filed on August 8, 2008, as supplemented by the additional risk factors set forth below, and under the caption "Part I—Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007, all three of which are incorporated by reference into this Part II—Item 1A—Risk Factors. The occurrence of any of these risks and uncertainties could materially adversely affect our business, prospects, financial condition or results of operations. Additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial, could also materially adversely affect our business, prospects, financial condition or results of operations.

        The following risk factors supplement the risk factors set forth in Item 8.01 of our current report on Form 8-K filed on August 8, 2008:

Our business and its growth are subject to risks related to difficulties in the financial markets and general economic conditions.

        As has been widely reported, financial markets around the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. Governments have taken unprecedented actions intended to address these market conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation since September 2007, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies or that any deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations. These economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be further writedowns in the value of securities we hold, an inability or refusal by lenders under our credit agreement to fund a draw by us, and an inability to access credit markets should we require external financing in excess of or in addition to the current revolving commitment under our credit agreement. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal government to make changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions, or the effects on us of these disruptions and conditions.

We have debt outstanding that contains restrictive covenants, and we may be unable to access other sources of financing should we require additional external financing or obtain waivers of relevant covenants or, if they arise, defaults under the debt agreements.

        We have available borrowing capacity under the revolving portion of our credit facility of $150 million. Our credit agreement significantly restricts our ability to borrow from other sources. Therefore, if we are required to fund the growth of our business, or to fund capital requirements at our insurance company and health plan subsidiaries, in excess of the aggregate of our cash, revolver borrowing capacity and other borrowing capacity permitted under the credit facility, we could be restricted in our ability to generate new premium or other revenue, to construct the preferred provider organizations that we are in the process of contracting, or to otherwise fund or expand our business. Moreover, if we determine to enter into a transaction or effect another corporate event that requires a waiver or consent under a debt agreement, or if we experience an event of default under a debt agreement, lenders could refuse to grant a required waiver or consent, or could charge a material amount for it. As a consequence, we could be unable to complete the desired transaction or other corporate event, or the required waiver or consent could cost more than it otherwise would, or we could experience a default under the relevant debt instrument, or our results of operations and financial condition could be adversely affected.

A significant portion of our assets are invested in fixed income securities and other securities that are subject to market fluctuations, which have recently been intensified by general economic conditions.

        As we noted in our August 8, 2008 Form 8-K, a significant portion of our investment portfolio consists of fixed income securities and other investment securities. Our portfolio can be viewed on our web site, www.universalamerican.com, in the Investors section. Our reference to the web site in this quarterly report on Form 10-Q is not intended to incorporate the information contained in the web site into this report. The fair market value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions, and these variations have been exacerbated by the recent economic conditions. The fair market value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates; in addition, these values and prospective income have recently been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors. Because significant amounts of our investment securities are classified as available for sale, we reflect changes in the market value of these securities in our balance sheet. Therefore, interest rate fluctuations and changes in the values of securities we hold could adversely affect our results of operations and financial condition. In addition, while the statutory accounting rules applicable to our insurance company subsidiaries do not currently require that we revalue investment securities as generally accepted accounting principles require, those statutory accounting rules could change, which could lead to requirements that we increase the capital of some of these subsidiaries, and as a result of any required capital increase, we could be required to deposit unrestricted cash held at our parent company or borrow.

 ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008 — July 31, 2008	—	—	—	4,766,591
August 1, 2008 — August 31, 2008	112,325	$12.51	112,325	3,689,732
September 1, 2008 — September 30, 2008	156,605	$12.31	156,605	3,828,407

Total	268,930		268,930

(1)
In February 2008, our board of directors approved the repurchase of up to $50 million of our common stock during an 18-month period beginning February 18, 2008. In June 2008, we announced that our board of directors has approved the repurchase of up to an additional $50 million of our common stock. Through September 30, 2008, we have repurchased 4.7 million shares of our common stock for an aggregate amount of $53.3 million. We are not obligated to repurchase any specific number of shares under this program or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the third quarter of 2008.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

 ITEM 6—EXHIBITS

        All references below to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K share the Securities and Exchange Commission File No. 0-11321. These reports and our other Securities and Exchange Commission filings are available on the Commission's EDGAR web site at http://www.sec.gov/edgar/searchedgar/companysearch.html.

2.1	Agreement and Plan of Merger and Reorganization dated as of May 7, 2007 among Universal American Financial Corp., MH Acquisition I Corp., MH Acquisition II LLC, MHRx LLC, MemberHealth, Inc. and the shareholder representative named therein (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).
2.2
Settlement Agreement and Amendment to Merger Agreement, dated as of March 5, 2008 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).
3.1
Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on July 11, 2001, and incorporated by reference herein).
3.2
Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed August 9, 2004, and incorporated by reference herein).
3.3
Amended and Restated By-Laws of Universal American Corp. (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated by reference herein).
3.4
Certificate of Amendment to the Certificate of Incorporation of Universal American Financial Corp. for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).
3.5
Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. for the Registrant's Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).
3.6
Certificate of Amendment to Certificate of Incorporation changing the name of Universal American Financial Corp. to Universal American Corp. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 3, 2007, and incorporated by reference herein).
4.1
Form of Senior Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed on December 10, 2004, and incorporated by reference herein).
4.2
Form of Subordinated Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed on December 10, 2004, and incorporated by reference herein).
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
10.2
Letter dated April 9, 2008, correcting clerical error in Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated by reference herein).
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
10.8
First Amendment to the Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-120190, filed on November 3, 2004, and incorporated by reference herein).
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
10.21
Stage 1 Securities Purchase Agreement dated as of May 7, 2007 among Universal American Financial Corp. and the several investors party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).

10.22	Stage 2 Securities Purchase Agreement dated as of May 7, 2007 among Universal American Financial Corp. and the several investors party thereto. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).
10.23
Fifth Amendment dated as of May 7, 2007to Amended and Restated Credit Agreement dated as of May 28, 2004, among Universal American Financial Corp., the Banks party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 17, 2007, and incorporated by reference herein).
10.24
Second Amendment dated as of May 7, 2007to Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 17, 2007, and incorporated by reference herein).
10.25
Fourth Amendment dated as of March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 10, 2007, and incorporated by reference herein).
10.26
First Amendment dated as of March 22, 2007, to Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 10, 2007, and incorporated by reference herein).
10.27
Credit Agreement dated as of September 18, 2007, among Universal American Financial Corp., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007, and incorporated by reference herein).
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

UNIVERSAL AMERICAN CORP.
November 10, 2008	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
November 10, 2008	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)