Form 10-K
period 2008-12-31
UNIVERSAL AMERICAN CORP.
filed 2009-03-10
CIK 709878

Use these links to rapidly review the document
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

None

         Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $277 million (based on the closing sales price of the registrant's common stock on that date). As of March 6, 2009, 78,255,434 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement in connection with its 2009 Annual Meeting of Stockholders (the "Proxy Statement"), scheduled to be held on May 28, 2009, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

        As used in this Annual Report on Form 10-K, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this annual report on Form 10-K, such as those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and oral statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the PSLRA. These forward-looking statements are statements relating to:

  •
  Projections of revenue, earnings and other financial items,

  •
  Our future economic performance,

  •
  Plans and objectives for future operations and

  •
  The identification of acquisition candidates and the completion of transactions with them.

        You can identify forward-looking statements by words such as the following, or indicating or implying the following:

  •
  "prospects,"

  •
  "outlook,"

  •
  "believes,"

  •
  "estimates,"

  •
  "intends,"

  •
  "may,"

  •
  "will,"

  •
  "should,"

  •
  "anticipates,"

  •
  "expects,"

  •
  "plans,"

  •
  the negative or other variation of these or similar words, or

  •
  discussion of trends and conditions, strategy or risks and uncertainties.

        Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in any forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that we will achieve our expectations. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements.

        The risks and uncertainties set forth in this report in Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other risks and uncertainties set forth in this report, constitute important factors that may cause actual results to differ materially from forward-looking statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—BUSINESS

        Through its family of companies, Universal American Corp., which we refer to collectively with our subsidiaries as "we," "us," the "Company" or "Universal American," offers a broad array of health insurance and managed care products and services, primarily to the growing senior population. Our principal health insurance products for the senior market are Medicare Advantage, insured stand-alone prescription drug benefit plans pursuant to Medicare Part D, and Medicare supplement. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies, and prescription benefit management, or PBM, services to seventeen state pharmacy assistance programs, or SPAPs, and offer PBM services and drug discount card programs through a number of group contracts.

        Collectively, our insurance subsidiaries are licensed or otherwise authorized to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia and Puerto Rico, as well as some U.S. territories. Our managed care subsidiary operates Medicare Advantage coordinated care plans, known as health plans in Texas, Wisconsin and Oklahoma.

        We were incorporated under the laws of the State of New York on August 31, 1981. On December 3, 2007, our common shares began trading on the New York Stock Exchange or the NYSE under the ticker symbol UAM. Previously our common shares were traded on the NASDAQ Stock Market under the ticker symbol UHCO. Our corporate headquarters are located at Six International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200. We make available free of charge on our Internet website at http://www.universalamerican.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission. The reference to our website is not intended to incorporate the information on our website into this filing. You can read or copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of any materials we have filed electronically with the SEC may be accessed at the SEC's website: http://www.sec.gov.

Senior Market Opportunity

        We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, approximately 45 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program, and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D. While it is likely that there will be changes to these programs that may reduce their popularity or potential profitability, it does not change our basic view that there are significant business opportunities in the provision of health insurance and other services to the senior population.

Our Strategy

        The principal components of our business strategy are to:

  •
  Build our senior health insurance and managed care business by offering the following products:

  •
  Medicare Advantage plans, including:
  •
  Coordinated care plans ("HMO")
  •
  Preferred provider organization plans ("PPO")
  •
  Private fee-for-service plans ("PFFS")

  •
  Medicare Part D drug benefit marketed as Community CCRxSM and PrescribaRxSM; and

  •
  Medicare supplement;

  •
  Build distribution with an emphasis on expanding our Senior Solutions® brand and our career distribution;

  •
  Sell complementary senior market and specialty health products through our distribution networks; and

  •
  Continue to complement our internal growth through opportunistic acquisitions.

Our Operating Segments

        We manage and report our business as follows:

  •
  Senior Managed Care—Medicare Advantage segment reflects our Medicare Advantage HMO, PFFS and PPO businesses.

  •
  Medicare Part D segment includes both our PrescribaRxSM (formerly Prescription PathwaySM) and Community CCRxSM products.

  •
  Traditional Insurance segment reflects our insurance products not offered through government programs, which includes Medicare supplement, specialty health insurance and life and annuities.

  •
  Senior Administrative Services segment reflects the results of our administrative services company, CHCS.

  •
  Corporate segment reflects the activities of our holding company.

        Please see "Note 22—Business Segment Information" in our consolidated financial statements included in this Annual Report on Form 10-K for information regarding each segment's revenue and income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years.

  Senior Managed Care—Medicare Advantage

        During 2008, we operated Medicare Advantage HMO plans in 16 counties in Texas, primarily in Southeastern Texas and the surrounding Dallas area, 16 counties in Oklahoma and 4 counties in Wisconsin. In addition, we offer Medicare Advantage PFFS plans in 47 states. In January 2009, we began offering PPO products in 50 counties in 9 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, in 2008, the PFFS product will no longer be available as of January 1, 2010, except in certain designated rural areas. We have begun to implement a strategy to develop network-based products in selected core markets to enable the migration of our PFFS membership to these products.

        Membership and Annualized Premium in Force.    The following table shows the total membership and annualized premium in force for our Medicare Advantage products:

	Membership			Annualized Premiums
	December 31,			December 31,
Senior Managed Care	2008	2007	2006	2008	2007	2006
	(in thousands)
PFFS plans	186.2	190.4	18.2	$1,698,800	$1,567,500	$144,300
HMO plans	54.3	46.0	35.4	652,200	499,500	367,100
PPO plans	—	—	—	—	—	—

Total	240.5	236.4	53.6	$2,351,000	$2,067,000	$511,400

        Medicare Advantage—HMO plans:    Our HMO plans are offered under contracts with the Center for Medicare & Medicaid Services, known as CMS, and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

        We operate plans offering the product TexanPlus® in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 42,100 members enrolled at December 31, 2008, representing approximately $500 million of annualized premium in force. We have expanded our Medicare Advantage HMO operations to locations outside of Southeastern Texas including four counties in North Texas offering TexanFirst Health Plans® through SelectCare Health Plans; nine counties in Oklahoma City and six counties in Tulsa offering Generations Healthcare through GlobalHealth; and, our counties in the Milwaukee, Wisconsin area offering Today's Health®. Effective January 1, 2008, we terminated our HMO plans operating in Florida.

        Medicare Advantage—PFFS Plans:    Our PFFS plans are known as "Today's Options®." They are offered under contracts with the Centers for Medicare & Medicaid Services, known as CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products. As of December 31, 2008, we offered PFFS plans in a total of 47 states, up from 35 states at December 31, 2007. We will offer PFFS plans in a total of 47 states in 2009 as well. As a result of the passage of MIPPA in 2008, the PFFS product will no longer be available as of January 1, 2010, except in certain designated rural areas. We have begun to implement a strategy to develop network-based products in selected core markets to enable the migration of our PFFS membership to these products.

        Medicare Advantage—PPO plans:    Our PPO plans are known as "Today's Options®PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products. Beginning October 1, 2008, we began offering PPO plans with a 2009 effective date in 15 markets in 9 states.

  Medicare Part D

        In 2006, we began to offer a stand-alone prescription drug benefit pursuant to Part D known as Prescription PathwaySM through a strategic relationship with CVS Caremark Corp., ("CVS"). As of January 1, 2009, we ended the strategic relationship with CVS and renamed our plan PrescribaRx. On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager, or PBM, and sponsor of Community CCRxSM, a national Medicare Part D plan with 1.2 million members as of the date of acquisition. Prior to and after the acquisition, MemberHealth has been a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth has more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        Membership and Annualized Premium In Force.    The following table shows the total membership and annualized premium in force for our Medicare Part D products:

	Membership			Annualized Premiums
	December 31,			December 31,
Medicare Part D	2008	2007	2006	2008	2007	2006
	(in thousands)
Prescriba RxSM (formerly Prescription PathwaySM) plans(1)	515.6	479.9	432.2	$546,700	$539,200	$563,400
CommunityCCRxSM plans(2)	1,276.4	1,164.0	—	1,434,700	1,439,300	—
Other plans(3)	—	25.0	23.7	—	9,000	9,900

Total	1,792.0	1,668.9	455.9	$1,981,400	$1,987,500	$573,300

(1)
Represents 100% of members in our Prescription PathwaySM plans, through our strategic alliance with CVS. We began enrolling members in January 2006.

(2)
We acquired MemberHealth on September 21, 2007.

(3)
Part D business assumed on a 33 1/3% basis from Arkansas BCBS (contract terminated effective January 1, 2008).

        Medicare Part D.    Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans pursuant to Part D, known as Prescription Drug Plans or PDPs which was established by the Medicare Modernization Act, known as MMA. A portion of the premium for this insurance is paid by the Federal government,, and the balance is paid by the individuals who enroll. The Federal government supports Part D through a combination of direct subsidies of premium for low income beneficiaries, risk adjustors, federal reinsurance subsidy for claims in the catastrophic benefit phase and risk corridors. Further, the federal government will provide additional cost-sharing subsidies to Medicare beneficiaries who also qualify for Medicaid, known as dual eligible beneficiaries or dual eligibles, and other low income subsidy, known as LIS, beneficiaries. Our revenue from CMS and the PDP members are determined from the bids we submit annually to CMS. These revenues also reflect the health status of the members (risk adjustors or risk scores) and the symmetrical risk sharing, or risk corridor provisions in our PDP contracts with CMS. We recognize premium revenue over the period of time we provide Part D benefit coverage to our members.

        CMS automatically assigns dual eligible beneficiaries who do not enroll themselves in a PDP on a pro rata basis among the PDPs which submitted bids below the applicable regional benchmarks for standard plans. Medicare beneficiaries who qualify for LIS can choose to enroll in the PDP of their choice. CMS automatically assigns those beneficiaries who qualify for this subsidy but do not so enroll to one of the PDPs whose bids for the standard product were below the applicable regional benchmark.

Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

        For the 2008 plan year, we offered, through our insurance subsidiaries, our Community CCRxSM and Prescription PathwaySM prescription drug plans in all 34 regions designated by CMS in which we bid. In addition, since we had bids below the benchmark in 29 and 30 regions, for Community CCRxSM and Prescription PathwaySM, respectively.

        Community CCRxSM Plans.    These plans offer basic coverage with benefits mandated by the MMA, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. As of December 31, 2008, we had approximately 1.3 million members enrolled in our Community CCRxSM PDPs. We have a multi-year strategic alliance with the National Community Pharmacists Association ("NCPA") which provides broad exclusive outreach and communications for our Community CCRxSM PDPs to NCPA's independent pharmacy membership. Our alliance with NCPA, and its more than 25,000 independent pharmacy members, provides us with direct access to the largest community pharmacy network in the U.S. The NCPA member pharmacies make up over one-third of our pharmacy network, which totals over 62,000 pharmacy locations and accounted for approximately 60% of the prescriptions filled under our Community CCRxSM PDPs in 2008.

        Prescription PathwaySM Plans.    In March 2005, we entered into a strategic alliance with a subsidiary of CVS to offer the prescription drug benefit. The essential elements of the strategic alliance were:

  •
  A subsidiary of CVS reinsured half of the risk assumed by our PDPs.

  •
  The parties created Part D Management Services, L.L.C., known as PDMS, which is owned 50% by us and 50% by a subsidiary of CVS, to perform marketing and risk management services on behalf of our Prescription Pathways.

        Prescriba RxSM Plans.    We terminated this strategic alliance effective December 31, 2008. Upon termination of the strategic alliance, CVS and Universal American each assumed responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance. We will continue to operate PDPs derived from this business under the name PrescribaRxSM.

  Traditional Insurance

        Our Traditional insurance segment reflects the results of our Medicare supplement, other senior health insurance, specialty health insurance, life insurance and annuity products. We designed the products in this segment primarily for the senior market and market them through our Senior Solutions® career agency force and our network of independent general agencies.

        Medicare supplement has historically been our primary Traditional Insurance segment product. Fixed benefit accident and sickness disability and other health insurance products sold to the self-employed market, primarily by our career agents, are also part of this segment. We designed the life insurance products that we currently sell primarily for the senior market including "final expense" life insurance. These are also part of the Traditional Insurance segment. We have reinsured the "final expense" life insurance 75% to 90% to unaffiliated reinsurers depending on the product. This segment also reflects some products that we no longer sell, such as long term care and major medical insurance as well as previously produced or acquired term, universal life, and whole life insurance products and single and flexible premium fixed annuities

        During the fourth quarter 2008, we agreed to reinsure substantially all of the net in force life and annuity business with Commonwealth Annuity and Life Insurance Company, a Goldman Sachs

Group, Inc. subsidiary. The agreements, which are subject to regulatory approval, are expected to become effective no later than the second quarter of 2009.

        Annualized Premium In Force.    Total traditional health insurance product annualized premium in force on a gross basis before reinsurance and the net amount we retained after reinsurance, is as follows:

	Gross			Net
	Year ended December 31,			Year ended December 31,
Traditional Insurance In Force	2008	2007	2006	2008	2007	2006
	(In thousands)
Medicare supplement and Other Senior Health	$368,000	$419,300	$504,800	$271,100	$304,500	$363,400
Accident & Sickness and Other Health(1)	45,300	50,600	55,100	43,900	49,300	53,400
Long Term Care	32,600	35,100	37,500	21,800	22,800	24,300

Total	$445,900	$505,000	$597,400	$336,800	$376,600	$441,100

Percentage retained				76%	75%	74%

(1)
Excludes annualized premiums in force for the State of Connecticut employee business, as it is 100% ceded to PharmaCare Re. which was terminated effective as of July 1, 2008.

        Medicare Supplement.    Medicare supplement insurance reimburses the policyholder for specified expenses, such as deductibles and co-pays, that are not covered by standard Medicare coverage. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program, as opposed to the more restrictive networks that exist in many Medicare Advantage products. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers and as the federal government considers reforms to the Medicare Advantage program.

        These products are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but we can seek to increase premium rates on existing and future policies issued based upon our actual claims experience. We monitor the claims experience and, when necessary, apply for rate increases in the states in which we sell the products. These rate increases are subject to state regulatory approval and loss-ratio requirements.

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

        Connecticut State Employees.    In 2005, the Company commenced a reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provided an insured drug benefit for the employees of the State of Connecticut. The agreement was renewable annually by the State of Connecticut with the risk reinsured to PharmaCare Re under a 100% quota share contract. Effective July 1, 2008, the agreement was not renewed. During the period that the agreement was in force the Company received an underwriting fee ranging between 1% and 2% of premium with 1% being the rate during 2008. Annualized premium for this program was approximately $346 million during 2008.

        Long Term Care.    As of the end of 2004, we ceased selling new long term care products. Previously, we had offered several long term care plans consisting of fully integrated plans and nursing home and home health care plans, which remain in force. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing policies based upon our actual claims experience, subject to state regulatory approval and loss-ratio requirements. There are circumstances when regulatory authorities do not grant approval for adequate rate relief.

        Life Insurance.    We offer a line of low-face amount, simplified issue whole life products that we sell through our senior market independent agency and our career agency systems. We also market a line of interest sensitive whole life products that are designed for efficient asset transfer to beneficiaries. These products also offer acceleration of death benefit features that cover specified long term care expenses. As discussed above, we have agreed to reinsure substantially all of the net in force life and annuity business with Commonwealth Annuity and Life Insurance Company, subject to regulatory approval.

        New Business Production.    The following table shows the total new sales, consisting of issued annualized premiums of our traditional insurance products produced by our independent and career agency systems on a gross basis before reinsurance:

	Year ended December 31,
Traditional Insurance Production	2008	2007	2006
	(In thousands)
Medicare Supplement and Other Senior Health	$13,619	$16,707	$37,958
Accident & Sickness and Other Health	3,773	5,040	3,846
Life Insurance	10,911	11,853	16,259

Total	$28,303	$33,600	$58,063

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

  Senior Administrative Services

        We have built our administrative services capabilities through internal development and acquisition. Through our wholly-owned subsidiary, CHCS Services, Inc., we provide outsourcing services to our affiliated insurance companies as well as unaffiliated companies that support insurance and non-insurance products, primarily for the senior market. Our Senior Administrative Services segment generated revenues of $84.8 million for the year ended December 31, 2008, of which $24.2 million was from nonaffiliates. Beginning January 1, 2009 specified services performed for affiliated Part D business representing $27.9 million of 2008 revenue, will be performed directly by the affiliated entities.

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

  Corporate

        Our corporate segment reflects debt service, a portion of senior executive compensation and compliance with regulatory requirements resulting from our status as a public company.

Marketing and Distribution

        We distribute our Medicare Advantage and Part D products through our career agency systems, independent agents, direct sales and telemarketing. Our Traditional Insurance products are distributed through our career agency systems and independent agents.

  Career Agency Systems

        Our career agency system currently consists of 3,000 agents in 200 offices. Our career agents are required to sell only the products that we offer or contract for them.

        In addition to selling our Medicare Advantage and PDP products, our career agency sales force distributes traditional insurance products offered by our companies such as Medicare supplement, life insurance, disability, dental, cancer and hospital indemnity. They also sell life insurance, annuities and long term care insurance offered by unaffiliated carriers with whom we have contracted on their behalf.

  Senior Market Independent Agents

        These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organizations. We now sell our products through approximately 33,000 independent licensed agents in 47 states.

  Telemarketing

        This has been one of our fastest growing channels. Working with our telemarketing partners, this channel has grown from 13% of our MA enrollments in the 2008 selling season to more than 20% of our enrollments for the 2009 plan year.

  Significant Producers

        In 2008, one marketing organization produced 20% of our total annualized new sales and one marketing organization produced 13% of our total agent produced annualized new sales both primarily PFFS plans. In 2007, one marketing organization produced 32% of our total annualized new sales, primarily PFFS plans. In 2006, one marketing organization produced 23% of our total annualized new sales, primarily health plans, a second marketing organization produced 7% of our total annualized new sales, primarily PFFS plans and a third marketing organization produced 5% of our total annualized new sales, primarily Medicare supplement. No other marketing organization or single agent produced more than 5% of our total annualized new sales in 2008, 2007 or 2006.

  Part D

        We distribute our PrescribaRx,SM formerly known as Prescription Pathway,SM products through our career and independent agents.

        Additionally, we place career agents and independent licensed sales agents and CMS-approved marketing materials in many of the independent pharmacies. We also have an independent sales agent force for the Community CCRx PDPs through a strategic relationship with Community Care Outreach Services LLC, or CCOS, an insurance marketing operation with approximately 35,000 independent licensed agents specializing in the sale of insurance and financial products to the senior market.

Geographical Distribution of Premium

        Through our insurance subsidiaries, we are licensed to market our products in all 50 states, the District of Columbia, and Puerto Rico and the U.S. Virgin Islands through a CMS waiver. Our managed care subsidiary operated Medicare Advantage coordinated care plans in Texas, Florida, Oklahoma and Wisconsin and PFFS plans in 47 states during 2008. The following table shows the geographical distribution of the direct cash premium collected in thousands, as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2008 and 2007:

State/Region	2008(1)	% of Premium	2007(1)	% of Premium
Texas	$850,377	17.8%	$610,676	19.2%
New York	422,418	8.8%	284,868	9.0%
Indiana	235,394	4.9%	151,490	4.8%
Pennsylvania	235,314	4.9%	168,558	5.3%
North Carolina	222,161	4.7%	175,694	5.5%
Florida	203,083	4.3%	174,682	5.5%
Georgia	197,827	4.1%	90,988	2.9%
Virginia	189,159	4.0%	170,060	5.3%

Subtotal	2,555,733	53.5%	1,827,016	57.5%
All other	2,221,355	46.5%	1,355,289	42.5%

Total	$4,777,088	100.0%	$3,182,305	100.0%

(1)
Excludes premiums for the State of Connecticut Employee business, as this is 100% reinsured by PharmaCare Re. which was terminated effective as of July 1, 2008.

Total Business In Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force(1)
	December 31, 2008			December 31, 2007
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Senior Managed Care—Medicare Advantage
Private Fee-for-Service(2)	$1,698.8	35.1%	186.2	$1,567.5	33.9%	190.4
HMO Plans(2)	652.2	13.4%	54.3	499.5	10.8%	46.0
PPO Plans	—	—%	—	—	—%	—

Sub total	2,351.0	48.5%	240.5	2,067.0	44.7%	236.4

Medicare Part D
Prescriba RxSM (formerly Prescription PathwaySM) Plans(2)	546.7	11.3%	515.6	539.2	11.7%	479.9
CommunityCCRxSM(2)	1,434.7	29.6%	1,276.4	1,439.3	31.1%	1,164.0
Other Plans	—	—%	—	9.0	0.2%	25.0

Sub total	1,981.4	40.9%	1,792.0	1,987.5	43.0%	1,668.9

Traditional Insurance
Medicare Supplement and Other Senior Health	368.0	7.6%	153.8	419.3	9.1%	186.6
Accident & Sickness and Other	45.3	0.9%	138.0	50.6	1.1%	152.0
Long Term Care	32.6	0.7%	18.1	35.1	0.7%	19.3

Sub total	445.9	9.2%	309.9	505.0	10.9%	357.9

Life Insurance and Annuity	65.8	1.4%	160.2	66.3	1.4%	163.3

Total	$4,844.1	100.0%	2,502.6	$4,625.8	100.0%	2,426.5

(1)
Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% reinsured by PharmaCare Re. which was terminated effective as of July 1, 2008.

(2)
These plans are pursuant to contracts with CMS.

Account Values on Interest-Sensitive Products

        The following table shows the account values and policy counts for our interest-sensitive products before reinsurance. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

	As of December 31,
	2008	2007	2006
	(In thousands)
Annuities	$237,752	$274,049	$321,075
Interest-sensitive Life	158,948	160,810	164,114

Total	$396,700	$434,859	$485,189

Policies	37.9	39.9	42.9

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

        The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value):

	December 31, 2008		December 31, 2007
	Carrying Value (Fair Value)	Percent of Total Carrying Value	Carrying Value (Fair Value)	Percent of Total Carrying Value
	(In thousands)
Fixed Maturity Securities:
U.S. Treasury securities and obligations of U.S. government	$35,335	2.3%	$34,886	1.9%
Government sponsored agencies	95,029	6.1%	98,724	5.4%
Other political subdivisions	9,885	0.6%	5,536	0.3%
Investment grade corporates	404,164	25.8%	415,046	22.9%
Non-investment grade corporates	16,119	1.0%	17,095	0.9%
Foreign debt securities	30,890	2.0%	29,641	1.6%
Mortgage-backed securities(1)	357,626	22.8%	371,328	20.5%
Asset-backed securities	83,345	5.3%	152,593	8.4%

Total fixed maturity securities	1,032,393	65.9%	1,124,849	61.9%
Other Investments:
Policy loans	22,274	1.4%	21,560	1.2%
Other invested assets	1,649	0.1%	1,526	0.1%

Total invested assets	1,056,316	67.4%	1,147,935	63.2%
Cash and cash equivalents	511,032	32.6%	667,685	36.8%

Total cash and invested assets	$1,567,348	100.0%	$1,815,620	100.0%

(1)
Mortgage-backed reflects FHLMC, GNMA and FMNA mortgage-backed securities.

        The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale	Carrying Value	Percent of Total Fixed Maturities
	(In thousands)
Due in 1 year or less	$73,228	7.1%
Due after 1 year through 5 years	391,922	38.0%
Due after 5 years through 10 years	95,333	9.2%
Due after 10 years	30,939	3.0%
Mortgage and asset-backed securities	440,971	42.7%

Total	$1,032,393	100.0%

        The following table shows the distribution of the ratings assigned by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. or equivalent, to the securities in our portfolio of fixed maturity securities:

	December 31, 2008		December 31, 2007
Standard & Poor's Rating	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment
	(In thousands)
AAA	$531,126	51.5%	$548,217	48.7%
AA	68,618	6.6%	179,882	16.0%
A	337,525	32.7%	293,420	26.0%
BBB	72,632	7.0%	86,234	7.7%
BB	6,389	0.6%	8,748	0.8%
B	3,113	0.3%	4,430	0.4%
CCC	6,974	0.7%	3,918	0.4%
D	6,016	0.6%	—	—

Total	$1,032,393	100.0%	$1,124,849	100.0%

        At December 31, 2008 and 2007, approximately 98% of our fixed maturity investments were rated "investment grade." "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's or "Baa3" or higher by Moody's Investors Service. We owned approximately $441.0 million of mortgage backed securities secured by residential mortgages and asset-backed securities, as of December 31, 2008 compared to $523.9 million, as of December 31, 2007, representing approximately 42.7% of our fixed maturity portfolio as of December 31, 2008 and 46.6% of our fixed maturity portfolio as of December 31, 2007. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

        As of December 31, 2008, we held securities with par values of approximately $140.3 million with exposure to Subprime mortgages. The market value of these securities was $38.3 million at December 31, 2008, representing approximately 2.4% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P, or equivalent, rating of AA-.

        Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $22.5 million as of December 31, 2008 and $17.1 million as of December 31, 2007, amounting to 2.2% of total fixed maturity investments as of December 31, 2008 and 1.6% of total fixed maturity investments as of December 31, 2007. These securities represented approximately 0.6% of total assets as of December 31, 2008 and 0.4% of total assets as of December 31, 2007. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2008 was $5.4 million, which was approximately 0.1% of total assets. During 2008, we recognized other-than-temporary impairments totaling $48.0 million on securities with exposure to subprime mortgages and $11.8 million on corporate and other mortgage backed securities. During the fourth quarter of 2007, we recognized other-than-temporary impairments in the value of some of our securities with exposure to subprime mortgage totaling $41.0 million. We did not write down the value of any fixed maturity securities during 2006.

Investment Income

        Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates or impairments will have on our financial statements. The following table presents the investment results of our total invested asset portfolio:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Total cash and invested assets, end of period	$1,567,348	$1,815,620	$1,677,973

Net investment income	$81,270	$106,970	$75,459

Yield on average cash and investments	4.9%	5.4%	5.1%

Net realized investment (losses) gains before taxes, including other-than-temporary declines in market value	$(59,681)	$(40,178)	$4,818

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

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2008				December 31, 2007
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(In millions)
Medicare Advantage
HMO	$652.2	$18.3	$633.9	97%	$499.5	$6.1	$493.4	99%
PFFS	1,698.8	2.3	1,696.5	99%	1,567.5	1.9	1,565.6	99%
PPO	—	—	—	—%	—	—	—	—%

Sub total	2,351.0	20.6	2,330.4	99%	2,067.0	8.0	2,059.0	99%

Medicare Part D
Prescriba RxSM (formerly Prescription PathwaySM)	546.7	273.4	273.3	50%	539.2	269.6	269.6	50%
Community CCRxSM	1,434.7	—	1,434.7	100%	1,439.3	—	1,439.3	100%
Other Plans	—	—	—	—%	9.0	—	9.0	100%

Sub total	1,981.4	273.4	1,708.0	86%	1,987.5	269.6	1,717.9	86%

Traditional Insurance(1)
Medicare Supplement and Other Senior Health	368.0	97.0	271.0	74%	419.3	114.8	304.5	73%
Accident & Sickness and other	45.3	1.3	44.0	97%	50.6	1.3	49.3	97%
Long Term Care	32.6	10.8	21.8	67%	35.1	12.3	22.8	65%

Sub total	445.9	109.1	336.8	76%	505.0	128.4	376.6	75%

Life Insurance and Annuity	65.8	23.6	42.2	64%	66.3	20.9	45.4	68%

Total	$4,844.1	$426.7	$4,417.4	91%	$2,558.8	$418.9	$2,139.9	84%

(1)
Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re. which was terminated effective as of July 1, 2008.

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America and Swiss Re Life & Health America. A.M. Best Company, Inc. has rated these reinsurers "A" or better. These agreements cover various insurance products, primarily Medicare supplement, long term care and senior life policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, our retention on all new Medicare supplement business was 100%. Therefore, we no longer reinsures new Medicare supplement business.

        During 2008, we ceded premiums of $449.8 million to PharmaCare Re, $58.4 million to General Re, $49.2 million to Hannover and $10.6 million to Swiss Re, representing 8.6%, 1.1%, 1% and 0.2% respectively of our total direct and assumed premiums. During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15%, 2%, 2% and 0.3% respectively of our total direct and assumed premiums. During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%, 4% and 1% respectively of our total direct and assumed premiums.

        Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to any cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2008, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. As a result of the termination of the strategic alliance, we do not anticipate ceding any additional premium to PharmaCare Re and we anticipate that any risks ceded will be settled upon CMS's final reconciliation of the 2008 plan year. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

  Administration of Reinsured Blocks of Business

        We retain the responsibility for administration for most reinsured blocks of business, consisting principally of underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

  Reinsurance of Senior Managed Care—Medicare Advantage

        We reinsure our Medicare Advantage coordinated care and PFFS products on an excess of loss basis, which limits our per member risk to amounts ranging from $100,000 to $250,000. Our retention on 2008 claims is $250,000.

  Reinsurance of Senior Market Health Insurance

        Historically, we reinsured much of our senior market health insurance business to unaffiliated reinsurers under quota share coinsurance agreements. In 2001, we began reducing the amount of premium that we ceded to reinsurers on new business, and we have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and we write new business that we do not reinsure, the overall percentage of business we retain will increase. As of December 31, 2008, the percentage of Medicare supplement business in force retained by us increased to 74%, as compared to 73% at the end of 2007 and 72% at the end of 2006.

  Reinsurance of Part D

        The PDPs sponsored by our subsidiaries other than our MemberHealth PDP business acquired in September 2007, are reinsured, on a 50% coinsurance funds withheld share basis, to PharmaCare Re. During 2008, there was approximately $277.9 million of ceded premium as a result of this agreement, compared with $255.3 million during 2007. The contract was terminated effective December 31, 2008. Pennsylvania Life also assumed, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business ended as of January 1, 2008.

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

  Reinsurance—Connecticut State Employees

        During the third quarter of 2005, the Company commenced a reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement was renewable annually by the State of Connecticut with the risk reinsured to PharmaCare Re under a 100% quota share contract. Effective July 1, 2008, the agreement was non-renewed. During the period that the agreement was in force the Company received an underwriting fee ranging between 1% and 2% of premium with 1% being the rate during 2008. Annualized premium for this program was approximately $346 million during 2008. PharmaCare Re has provided a letter of credit to support amounts recoverable from PharmaCare Re in an amount equal to the total unpaid claims and claim reserves for this business, but no less than $35 million. The amount of this letter of credit was $35 million at December 31, 2008.

  Reinsurance of Life Insurance and Annuity

        We reinsure our senior life insurance products currently being issued under 75% quota share coinsurance agreements. We reinsure our whole life products currently being issued on a yearly renewable term basis for amounts in excess of $100,000. During the fourth quarter 2008, we agreed to reinsure substantially all of the net in force life and annuity business with Commonwealth Annuity and Life Insurance Company, a Goldman Sachs Group, Inc. subsidiary. The agreements, which are subject to regulatory approval, are expected to become effective in the second quarter of 2009.

Provider Arrangements

        Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans through a network of contracted providers, including physicians, and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

  •
  ambulance services,

  •
  medical equipment services,

  •
  home health agencies,

  •
  home infusion providers,

  •
  mental health and substance abuse providers,

  •
  rehabilitation facilities,

  •
  skilled nursing facilities,

  •
  optical services, and

  •
  pharmacies.

        We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process are:

  •
  the careful selection of primary care physicians to provide overall care management and care coordination of members,

  •
  development of a comprehensive panel of specialists usually selected by the primary care physicians,

  •
  contracting for the balance of needed services based on the preference and experience of the local physicians, and

  •
  arranging for the full range of medical management systems required to support the primary care and specialist physicians.

        We employ health evaluation and assessment tools, quality improvement, care management and credentialing programs to ensure that we meet target goals relating to the provision of quality patient care. The major medical management systems are:

  •
  an inpatient hospitalist program at contracted hospitals, as described below,

  •
  selected authorization of target services,

  •
  referral management,

  •
  case management,

  •
  transition of care management,

  •
  in-home interventions,

  •
  focused chronic illness management,

  •
  transplant coordinator services, and

  •
  outpatient prescription drug management.

        Our hospitalist programs use either the patient's primary care physician or a specially-trained physician to manage or arrange the member's medical care during hospital admissions and to coordinate the member's discharge and post-discharge care. In addition, we utilize on-site case managers at high volume hospitals. Upon initial enrollment, a majority of all members complete a health risk assessment, which along with other available clinical and risk information permits the stratification of membership into categories of health risk. Members in higher risk categories receive enhanced clinical attention. We have integrated these various medical management systems through a care coordination information system to provide clinical and administrative information to support the medical management process. Our chronic illness management programs target specific high risk medical conditions such as congestive heart failure, coronary artery disease, diabetes, and other conditions and focus on addressing major gaps in care. Our special needs plans for institutionalized beneficiaries focus on the unique needs of this population. In our southeast Texas market, we have implemented a quality compensation program that measures quality process indicators of care related to prevention and disease specific metrics. We plan to implement this program in new markets in the future.

        Our health plans usually contract with hospitals based on Medicare's Severity Diagnosis-Related Group or MS-DRG methodology, which is an all-inclusive rate per admission. We generally contract with outpatient facilities on Medicare's Ambulatory Payment Classification (APC) or Ambulatory Surgery Center (ASC) methodology as appropriate, or a percentage of billed charges which approximates APC or ASC reimbursement. We generally contract with physicians, and contract with some other providers, on a capitation or fee-for-service basis, utilizing Medicare's Resource Based

Relative Value Scale or RBRVS methodology. Under a capitation arrangement, a physician receives a monthly fixed fee for each member, regardless of the medical services the physician provides to the member. Our provider contracts with network primary care physicians, specialists and ancillaries generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. Either party generally may cancel the contracts without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Either party generally may cancel our hospital contracts without cause upon 90 days prior written notice.

Underwriting Procedures

        For our Medicare advantage plans (HMO, PFFS, and PPO) and Medicare Part D plans, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the expected claim risk for each member.

        For our Traditional Insurance business, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing individual life insurance policies and health insurance policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, our insurance company subsidiaries employ an experienced professional underwriting staff.

        We review applications for insurance on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, we require additional information such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If necessary, we use investigative services to supplement and substantiate information. For some coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for specified conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare supplement policies for specified first-time purchasers and for specified disenrollees from Medicare Advantage plans. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, we may not reject the application due to medical conditions. For other prospective Medicare supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices and state insurance regulations.

        In New York and some other states, some of our products, such as Medicare supplement, are subject to guaranteed issue "community rating" laws that severely limit or prevent underwriting of individual applications. See the "Regulation" section of this document.

Reserves

        In accordance with applicable insurance regulations, we establish, and carry as liabilities in our GAAP and statutory financial statements, actuarially determined reserves.

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates prescribed by statute. Reserves for accident and health insurance policies (excluding Medicare Advantage and Part D) use prescribed morbidity tables based on our historical experience. For Medicare Advantage and Part D policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurral date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

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

        When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those previously estimated. An inadequate estimate of reserves could have a material adverse impact on our results of operations or financial condition.

Competition

        The life and accident and health insurance and managed care industries in the U.S. are highly competitive. Approximately 2,000 life and accident and health insurance companies and approximately 400 managed care organizations operate in the United States. We compete with numerous other insurance and managed care companies on a national basis plus other regional insurance companies and financial services companies, including health maintenance organizations, preferred provider organizations, and other health care-related institutions that provide medical benefits based on contractual agreements. We may be at a disadvantage because many of these organizations may have

  •
  been in business for a longer period of time,

  •
  substantially greater capital,

  •
  larger and more diversified portfolios of life and health insurance policies,

  •
  larger agency sales operations,

  •
  higher ratings than we do, or

  •
  some combination of the above advantages.

        In addition, it has become increasingly difficult for smaller and mid-size companies to compete effectively with these larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the ratings and financial size of companies.

        We believe we can meet these competitive pressures by offering a high level of service and accessibility to our members and our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates, as well as the commissions paid to our sales agents, are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions. In addition, our insurance subsidiaries operate at lower policy acquisition and administrative expense levels than some other insurance companies, allowing us to offer competitive rates while maintaining underwriting margins. In the case of our Medicare supplement business, low expense levels are necessary in order to meet state mandated loss ratios and achieve the desired underwriting margins. Also, we believe the following factors provide us additional strength to compete effectively:

  •
  our disciplined underwriting procedures,

  •
  our pricing practices,

  •
  our effective rate management,

  •
  our quality customer service,

  •
  our significant market position in the geographic areas where our business is concentrated,

  •
  the quality of our distribution network, and

  •
  our appropriate financial strength.

        In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. Many of our competitors are large companies that have greater financial, technological and marketing resources than we do. In the Medicare managed care market, our primary competitors for contracts, members and providers are either national and regional commercial managed care organizations that serve Medicare recipients or provider-sponsored organizations.

        We will be filing additional bids with CMS to offer Medicare Advantage PPO products for 2010. Medicare Advantage PPOs allow their members more flexibility to select physicians than other Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with our own and our competitors' local Medicare Advantage HMOs, and with our Medicare supplement business. In addition, several of our competitors have introduced highly competitive PFFS plans that compete with our Medicare Advantage and Medicare supplement products.

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

  •
  Marquette National Life Insurance Company,

  •
  Pennsylvania Life Insurance Company, and

  •
  The Pyramid Life Insurance Company.

A.M. Best maintains ratings of "B+" on Constitution Life Insurance Company, Union Bankers Insurance Company and SelectCare of Texas and a rating of "B" on GlobalHealth. These B++ and B+ ratings mean that, in A.M. Best's opinion, these companies have a "good" ability to meet their ongoing obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. The B rating means that, in A.M. Best's opinion, the company has a "fair" ability to meet its ongoing obligations to policyholders and is in the "Vulnerable" category of all companies rated by A.M. Best. A.M. Best does not rate our other insurance company subsidiaries.

        Standard & Poor's currently assigns its "BBB+" counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and Pyramid Life subsidiaries. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category.

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

  Medicare

        Medicare is a Federal program that provides eligible persons age 65 and over and some eligible disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage private fee-for-service or health plan in counties where these plans are offered. Under Medicare Advantage, insurance companies and managed care organizations contract with CMS to provide benefits comparable to the traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member's demographics and acuity.

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

        The MMA created a voluntary prescription drug benefit, called the "Part D" benefit, for Medicare beneficiaries. This program began on January 1, 2006, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacted tax-advantaged health savings accounts, or HSA's, for non-Medicare eligible individuals and groups.

        The Part D drug benefit enables Medicare beneficiaries to obtain covered outpatient prescription drug benefits offered through a private drug plan. Depending on the plan, the Part D drug benefit may be subject to cost sharing. Under the standard drug coverage, for 2008 the cost sharing is a $275 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare up to a maximum of $2,510 and no reimbursement for drug costs above $2,510, until the beneficiary has paid $4,050 of his or her own money. After that, the MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $5,726, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, Part D drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. CMS adjusts these numbers on an annual basis. The MMA provides subsidies and the reduction or elimination of cost sharing for specified low-income beneficiaries, including "dual-eligible" individuals who receive benefits under both Medicare and Medicaid.

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

        The Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, which amended the Medicare provisions of the Social Security Act revises requirements for Medicare Advantage private fee-for-service plans, which we expect will have the effect of ending these plans in plan year 2011 in non-rural markets. We anticipated many of MIPPA's provisions, and had undertaken initiatives to replace the private fee-for-service revenue that we thought might be lost to us, depending on the final text of the bill. In particular, we have been working to establish preferred provider organization, or PPO, and health maintenance organization, or HMO, networks in strategic locations, some of which we have established for the 2009 plan year and others of which we are continuing to establish for the 2010 plan year and beyond.

        CMS conducts periodic audits of plans qualified under its Medicare program and may perform other reviews more frequently to determine compliance with Federal regulations and contractual obligations. These audits and reviews may include review of the plans' administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

        CMS regulations require submission of annual financial statements. In addition, CMS requires that disclosures be made to it and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS's rules require disclosure, upon request, to members of information concerning financial arrangements and incentive plans between a plan and physicians in the plan's networks. These rules also require specified levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume.

  Fraud and abuse laws

        Enforcement of health care fraud and abuse laws has become a top priority for the nation's law enforcement entities. The funding of these law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in Federal government health care programs such as Medicare. We participate in these programs and have continued our stringent regulatory compliance efforts for these programs.

  Privacy regulations

        The use of individually identifiable data by our business is regulated at Federal and state levels. These laws and rules are subject to administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, known as HIPAA.

  Among other things, HIPAA mandates

  •
  guaranteed availability and renewability of health insurance for specified employees and individuals;

  •
  limits on termination options and on the use of preexisting condition exclusions;

  •
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

  State and local regulation

        Each of our insurance company subsidiaries and our health plan affiliates is also subject to the regulations of and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things,

  •
  the declaration and payment of dividends by our insurance company subsidiaries,

  •
  the setting of rates to be charged for some types of insurance,

  •
  the granting and revocation of licenses to transact business,

  •
  the licensing of agents,

  •
  the regulation and monitoring of market conduct and claims practices,

  •
  the approval of forms,

  •
  the establishment of reserve requirements,

  •
  investment restrictions,

  •
  the regulation of maximum allowable commission rates,

  •
  the mandating of some insurance benefits,

  •
  minimum capital and surplus levels, and

  •
  the form and accounting practices used to prepare financial statements.

        A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines or make restitution, which may affect our profitability.

        American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Pennsylvania Life is a Pennsylvania domiciled insurance company. American Exchange, Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas and SelectCare Health Plans, Inc. are licensed as health plans in Texas. SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. are licensed health plans in Oklahoma. Collectively, our insurance subsidiaries and managed care organizations are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia and Puerto Rico and the U.S. Virgin Islands. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our PDPs in 48 states plus the U.S. Virgin Islands and in our Medicare Advantage PFFS and HMO plans in 47 states, for 2009.

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

        Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authority in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any intercompany transactions.

        Each of our insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each licensing insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. During 2008, insurance departments completed regularly scheduled regulatory financial examinations and financial examination reports for American Pioneer, American Exchange, Constitution, Marquette, Union Bankers, Pyramid, Pennsylvania Life (for the period ended December 31, 2005) and SelectCare Health Plans, Inc. as of and for the period ended December 31, 2006. We have not been informed of any significant findings or adjustments to statutory surplus, in the aggregate, resulting from these examinations. During 2008, a regularly scheduled examination of SelectCare Health Plans was completed as of and for the period ended December 31, 2007 with no significant findings noted. During 2007, a regularly scheduled examination of SelectCare of Oklahoma was completed as of and for the period ended December 31 2006 with no significant findings noted. A regularly scheduled examination of American Progressive for the three years ended December 31, 2006 was completed in 2008. There were no adjustments to statutory surplus.

        In 2005, the Wisconsin Office of the Commissioner of Insurance, known as the Wisconsin OCI, initiated an investigation into the sales practices of Pennsylvania Life sales agents in the state. On June 12, 2008, Pennsylvania Life entered into a stipulation and consent order with the Wisconsin OCI settling and concluding the investigation, which required, among other things, a forfeiture of $925,000 and implementation of remediation program for affected policyholders.

        Many states require deposits of assets by insurance companies for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2008, we had securities totaling $41.6 million on deposit with various state treasurers or custodians. As of December 31, 2007, we had securities totaling $41.9 million on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

        CHCS Services Inc., our senior administrative services entity, is subject to regulation as a third party administrator in those states where it services policyholders. The primary intention of the regulation is to ensure propriety in the premium collection, claims adjudication and other servicing requirements of insurance policies being administered. MemberHealth is also subject to regulations as a PBM and/or third party administrator in states requiring PBMs to be licensed.

  Dividend Restrictions

        New York State insurance law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. American Progressive would be able to pay ordinary dividends of up to $8.5 million to its direct parent, American Exchange in 2009, with such approval.

        Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided the dividends and distributions do not exceed the greater of

  •
  10% of the insurer's surplus as to policyholders as of the preceding December 31; or

  •
  the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department.

Accordingly, Pennsylvania Life and Pyramid Life would be able to pay ordinary dividends of up to $20.8 million and $9.0 million, respectively, to their direct parent American Exchange and American Exchange is able to pay ordinary dividends of up to $46.2 million to Universal American in 2009, without the prior approval from the insurance department for their respective states of domicile.

        Texas insurance companies also are required to have positive "earned surplus" as defined by Texas regulations, which differs from statutory unassigned surplus, in order to pay dividends without prior regulatory approval. Marquette, Constitution and Union Bankers had negative earned surplus at December 31, 2008 and would not be able to pay dividends in 2009 without regulatory approval. SelectCare of Texas and SelectCare Health Plans are licensed health plans in Texas and would also not be able to pay dividends in 2009 without regulatory approval.

        Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the insurance department when specified conditions are met. American Pioneer had negative unassigned surplus at December 31, 2008 and would not be able to pay dividends in 2009 without regulatory approval.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2008, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level except for Marquette. Effective January 1, 2009, Marquette novated its PFFS business to its affiliate Pyramid Life. As a result of this novation, it is anticipated that Marquette's ratio of total adjusted capital to risk-based capital will exceed the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital position decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

        Effective January 1, 2009 the NAIC has adopted SSAP No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments. SSAP No. 98 effectively changes the impairment trigger from an undiscounted cash flow basis test to a discounted test. In addition, SSAP No. 98 changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a fair value basis. Had we adopted SSAP No. 98 on December 31, 2008, we would have recognized an additional $69.3 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis, however, the actual impairment recorded will depend upon conditions at the measurement date.

  Guaranty Association Assessments

        Solvency or guaranty laws of most jurisdictions in which our insurance company subsidiaries do business may require them to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. Our insurance company subsidiaries provide for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

  Producer Compensation Disclosure

        State regulators and attorneys general have initiated investigations into producer compensation and product pricing. While the initial investigations have focused on commercial lines insurers and brokers, it remains to be seen whether the investigations will broaden and potentially change how we sell our products. We have responded to inquiries regarding our sales practices, and we do not anticipate that our responses will require any change in our compensation practices or any other adverse result. Under the NAIC's Producer Licensing Model Act, known as the PLMA, when a producer receives compensation from both a customer and an insurance company, the producer must receive the customer's documented acknowledgement that it will receive compensation from the insurance company and must disclose the amount of this compensation to the customer. These disclosures, however, will not be necessary if the producer does not receive a fee from the customer for the placement of insurance and discloses to the customer that it is acting on behalf of the insurance company and may provide services to the customer on behalf of the insurance company.

        Several states, such as Arizona, Colorado, Connecticut, Georgia, Nevada, New Jersey, Oregon, Rhode Island and Texas have enacted producer compensation disclosure legislation or regulations. Some other states, such as New York, are considering legislation or regulations dealing with producer commission disclosure. It is possible that some states will adopt laws that are broader than the NAIC model acts..

  Annuity Suitability

        In September 2003, the NAIC adopted the Senior Protection in Annuity Transaction Model Regulation. Several states are adopting this model regulation or similar suitability regulations. The model regulation imposes additional obligations on insurance producers, their supervisors and insurance carriers relating to annuity sales to customers age 65 and over. The producer bears the burden of demonstrating suitability of the recommended annuity with oversight responsibilities imposed on the producer's supervisor and the insurer. We have developed and distributed guidelines to our sales forces to assist in complying with these regulations. The NAIC is in the process of revising this Model Regulation to require producers to demonstrate annuity suitability for all customers. We stopped selling annuities as of September 30, 2006.

Outsourcing Arrangements

        Mainframe Processing—Data Center Outsourcing.    We outsource our mainframe processing to Alicomp, a division of Alicare,  Inc. The data center is located in Leonia, New Jersey. We run our core traditional insurance application software programs in Alicomp's data center facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.

        Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to use Alicomp's services for substantially all of our traditional insurance mainframe data processing requirements. Alicomp bills us monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp expires on December 31, 2009, and is terminable by us with or without cause. Our current agreement with Alicomp renews automatically for consecutive one year terms unless either party has provided the other with six months prior written notice of nonrenewal. If we elect to terminate the contract, we would be subject to termination fees of one month of current fees or one month of current fees should we terminate the contract in 2009. Alicomp also provides us with mainframe disaster recovery services. During 2008, we incurred approximately $3.6 million of expenses under this contract.

        Membership Administration.    We outsource the administrative information technology platform necessary to support the PrescribaRx portion of the Part D business and the Today's Options PFFS businesses to The Trizetto Group. We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information of this portion of our Part D and Medicare Advantage businesses. The initial term for each of the agreements is one year, with automatic renewal from year to year provided that written notice not to renew is given with at least six months prior notice. During 2008, we incurred $17.2 million of expenses under the Trizetto contract.

        We outsource some administrative services for one of our HMOs, such as member services and billing and enrollment to an unaffiliated heath care services company, pursuant to an agreement which expires in December 2010. Under this agreement, we pay a percentage of monthly revenues, based on a tiered scale, for the contracted services. During 2008, we incurred $10.1 million of expenses under this contract.

        Infocrossing West, Inc. provides online and batch reporting and data extraction and other data processing services. We entered into this Agreement in April 2004 with the ability by either party to terminate upon 90 days written notice. Under this agreement, we pay a volume based fee based on a tiered scale. During 2008, we incurred approximately $1.2 million of expenses under this contract.

        Call Center Outsourcing.    We outsource a portion of our call center operations to PRC L.L.C. PRC operates in multiple locations and in 2008 handled calls on the Prescription Pathway portion of our Medicare Part D and our Medicare Advantage and Medicare supplement business; in 2009, PRC is handling calls on the PrescribaRx portion of our Medicare Part D and our Medicare Advantage and Medicare supplement business. PRC bills monthly on an "as used" basis. We have agreements with PRC that have an initial term of four years and will expire in 2009, with automatic renewal provided prior written notice of nonrenewal has not been given. PRC declared bankruptcy in 2008 and emerged from bankruptcy protection later in the year. There are no minimum payments required under the terms of this contract. During 2008 we incurred approximately $9.6 million of expenses under this contract.

        We also use Computer Sciences Corporation, known as CSC, to handle calls and provide other services for our operations on the Community CCRx portion of our Medicare Part D business. For a description of this arrangement, see "Business Process Outsourcing" below.

        Business Process Outsourcing.    We have retained Patni Computer Systems, Inc. as a business outsource vendor to provide data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our operations. Patni also provides some information technology support and programming. Patni bills us monthly on an as used basis. We signed a master services agreement with Patni in 2005 with an initial term of four years. We have executed additional statements of work to cover specific limited assignments. The master services agreement renews automatically for annual periods unless written notice of nonrenewal has been provided in advance. There are no explicit minimum payments required under the terms of this contract. In 2008, we incurred approximately $18.1 million of expenses under these agreements.

        We outsource claims adjudication services to SXC Health Solutions, Inc. on the Community CCRxSM portion of our Medicare Part D business. We have an agreement with SXC that has an initial term of three years expiring on December 31, 2009. The agreement calls for minimum payments of $0.5 million per month. In 2008, we incurred $12.4 million of expense. We gave notice to SXC in January 2009 that we were terminating the contract effective December 31, 2009. In 2009, SXC will only adjudicate claims incurred in 2008 or prior.

        We entered into an agreement with Medco Health Solutions, Inc. for the period January 1, 2009 through December 31, 2013 to provide pharmacy network management, claims adjudication and administrative services and other prescription drug benefit services.

        We also outsource claims-related services to Envoy, L.L.C., an Emdeon Inc. business services company. The principal services Envoy provides us are:

  •
  receipt of electronic data interchange (EDI) claims from providers;

  •
  paper-to-EDI conversion and processing;

  •
  EDI batch processing;

  •
  mailing of remittance advice and other materials to providers;

  •
  Medicaid eligibility verification services; and

  •
  imaging, scanning, and storage of processed claims.

        We signed a master services agreement with Envoy in 2006 which continues until all services under applicable statements of work or SOWs are terminated. Under this agreement, we pay a fee based on the volume of services utilized under the applicable SOWs. There are no explicit minimum payments required under the terms of this contract. In 2008, we incurred $5.9 million of expenses to Envoy under this agreement.

        In 2008, we also used CSC to primarily handle calls, provide administrative information technology platform services, data entry, data validation, mailroom imaging and scanning, and overflow labor support services for our operations on the Community CCRx portion of our Medicare Part D business. CSC billed us monthly on a cost plus basis. The agreement with CSC expired on December 31, 2008. For the work provided by CSC in 2008, For the work provided by CSC in 2008, we incurred approximately $46.9 million of expenses under this contract. We entered into two separate agreements with CSC effective January 1, 2009. The first is an information technology services agreement under which CSC provides services related to our Community CCRx Part D business. The second is a general services agreement, under which CSC performs front end processing, data capture, and member payment processing for the Community CCRx Part D business.

        Risk Score Management.    We previously contracted with MedAssurant, Inc. to review claims and other data to use its clinical algorithms to identify Medicare Advantage HMO and PFFS members who may have CMS assigned risk scores that are not indicative of the members' actual clinical acuity. We use an outside risk scoring consultant to organize the review of medical charts for these members and to collect data to be submitted to CMS, after review and validation by us, with a view to producing a more accurate risk score assignment by CMS.

        Our agreement with MedAssurant had an initial term of three years and was to expire in 2010. There were no explicit minimum payments required under the terms of this contract. During 2008, we incurred approximately $3.9 million of expenses under this contract. During 2008, we and MedAssurant mutually agreed to terminate our contract prior to the expiration of the three-year term.

        We have contracted with Outcomes Health Information Solutions, L.L.C. to review claims and other data to use its clinical algorithms to identify Medicare Advantage HMO and PFFS members who may have CMS assigned risk scores that are not indicative of the members' actual clinical acuity. Outcomes organizes the review of medical charts for these members and collects data to be submitted to CMS, after review and validation by the Company, which will result in a more accurate risk score assignment by CMS. We have executed additional statements of work to cover specific limited assignments.

        We have an agreement with Outcomes that has an initial term of three years and will expire in 2011, but may be terminated upon 60 days notice. There are no explicit minimum payments required under the terms of this contract and fees are based on one or more statements of work. During 2008, we incurred approximately $15.0 million of expenses under this contract.

        Clinical Integration Outsourcing.    We have retained WorldDoc, Inc. as a business outsource vendor as the platform for integration of our case management, focused chronic illness management, care coordination, and other programs relating to our clinical operations. WorldDoc also provides a 24 hour per day, seven day per week call center for members who may make inquiries relating to various health care topics. The WorldDoc agreement has a three year term expiring in July 2009. Under this agreement, we pay a fee based on the use of licensed software as well as on the volume of members. There are no explicit minimum payments required under the terms of this contract. In 2008, we incurred approximately $2.6 million of expenses under the WorldDoc agreement.

Employees

        As of February 28, 2009, we employed approximately 2,100 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

        As has been widely reported, financial markets around the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. Governments have taken unprecedented actions intended to address these market conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation since September 2007, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies or that any deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations.

        These economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be further writedowns in the value of investments we hold, an inability or refusal by lenders under our credit agreement to fund a draw by us, and an inability to access credit markets should we require external financing in excess of or in addition to the current revolving commitment under our credit agreement. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal government to make changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

We may suffer losses due to fraudulent activity, which could adversely affect our financial condition and results of operation.

        Both traditional Medicare and the newer Medicare Advantage and Medicare Part D plans have in the past been subject to fraudulent activity perpetrated by actual and purported beneficiaries and providers, as well as others. We have recently incurred losses as a result of a fraudulent scheme or a group of similar fraudulent schemes. While we have undertaken efforts to prevent these schemes, there can be no assurance that we will not again become the target of fraud, or that we will detect fraud prior to incurring losses. The need to expend effort and construct infrastructure to combat fraud requires significant expenditures. These expenditures, and losses arising from any fraud that we suffer, could have a material adverse effect on our financial condition and results of operations.

We have debt outstanding that contains restrictive covenants, and we may be unable to access other sources of financing should we require additional external financing or obtain waivers of relevant covenants or, if they arise, defaults under the debt agreements.

        We have available $150 million of borrowing capacity under the revolving portion of our credit facility. Our credit agreement significantly restricts our ability to borrow from other sources. Therefore, if we are required to fund the growth of our business, or to fund capital requirements at our insurance company and health plan subsidiaries, in excess of the aggregate of our cash, revolver borrowing capacity and other borrowing capacity permitted under the credit facility, we could be restricted in our ability to generate new premium or other revenue, to construct the health maintenance organizations and preferred provider organizations that we are in the process of contracting, or to otherwise fund or expand our business. Moreover, if we determine to enter into a transaction or affect another corporate event that requires a waiver or consent under a debt agreement, or if we experience an event of default under a debt agreement, lenders could refuse to grant a required waiver or consent, could charge a material amount for it or could otherwise demand costly concessions. As a consequence, we could be unable to complete the desired transaction or other corporate event, or the required waiver or consent could cost more than it otherwise would, or we could experience a default under the relevant debt instrument, or our results of operations and financial condition could be adversely affected.

A significant portion of our assets are invested in fixed income securities and other securities that are subject to market fluctuations, which have recently been intensified by general economic conditions.

        A significant portion of our investment portfolio consists of fixed income securities and other investment securities. Our portfolio can be viewed on our web site, www.universalamerican.com, in the "Investors" section. Our reference to the web site in this annual report on Form 10-K is not intended to, and does not, incorporate the information contained in the web site into this report.

        The fair market value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions, and these variations have been exacerbated by the ongoing adverse economic conditions. The fair market value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

        Because our investment securities are classified as available for sale, we reflect changes in the market value of these securities in our consolidated balance sheet. Therefore, interest rate fluctuations and changes in the values of securities we hold could adversely affect our results of operations and financial condition.

        In addition, while the statutory accounting principles permitted or prescribed by the insurance departments of the states of domicile of our insurance company subsidiaries did not previously require that we revalue investment securities as is required by generally accepted accounting principles, those statutory accounting principles changed effective January 1, 2009, which could lead to requirement that we increase the capital of some of these subsidiaries, and as a result of any required capital increase, we could be required to deposit unrestricted cash held at our parent company or borrow.

We may be unable to execute our plan to respond to the challenges resulting from the passage into law of the Medicare Improvements for Patients and Providers Act of 2008.

        On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, which amended the Medicare provisions of the Social Security Act, became law. Among many other things, MIPPA revises requirements for Medicare Advantage private fee-for-service plans, which we expect will have the effect of ending these plans in plan year 2011 in non-rural markets.

        We anticipated many of MIPPA's provisions, and had undertaken initiatives to replace the private fee-for-service revenue that we thought might be lost to us, depending on the final text of the bill. In particular, we have been working to establish preferred provider organization, or PPO, and health maintenance organization, or HMO, networks in strategic locations, some of which we have established for the 2009 plan year and others of which we are continuing to establish for the 2010 plan year and beyond.

        We could experience difficulty in building these PPO and HMO networks, which must be approved by CMS. In addition, the cost of building PPO and HMO networks can be substantial. Accordingly, if

  •
  we are unable to build the PPO and HMO networks we plan to build in accordance with our plans,

  •
  the cost of building the networks exceeds our estimates, or

  •
  we do not receive approval from CMS for our PPO and/or HMO networks,

then we could experience a material adverse effect on our revenues, results of operations and financial condition.

        In addition, MIPPA places prohibitions and limitations on specified sales and marketing activities under Medicare Advantage plans and Medicare Prescription Drug Plans. For those prohibitions and limitations that have become effective, we have adapted our processes and procedures to comply with those prohibitions and limitations. Some prohibitions and limitations, which are not yet effective, are required to be interpreted through regulations established by CMS, and we are awaiting the promulgation of these regulations. The prohibitions and limitations, and the regulations promulgated by CMS, could have the effect of making it more difficult to sell our products to potential members and beneficiaries, which could materially adversely affect our revenues, results of operations and financial condition. In addition, if we are unable to comply fully with these prohibitions and limitations and their attendant regulations, we could be subject to investigation or audit by regulators or to complaints by members and beneficiaries, and potential members and beneficiaries, which could lead to sanctions, such as financial penalties, an enrollment freeze, and the requirement that we make changes in our operations, and these could materially adversely affect our results of operations and financial condition.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

        There is substantial Federal and state governmental regulation of our business. Several laws and regulations adopted by the Federal government, such as the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, known as HIPAA, the MMA, the USA PATRIOT Act, the False Claims Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our profitability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil, criminal or administrative penalties. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

        Laws in each of the states in which we operate our health plans, insurance companies and other businesses also regulate our sales practices, operations, the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. These state regulations generally require, among other things, prior approval or notice of new products, premium rates, benefit changes and specified material transactions, such as dividend payments, purchases or sales of assets, inter-company agreements, and the filing of various financial and operational reports.

        We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees also conduct audits and investigations of us. We have historically incurred, and expect to continue to incur, significant costs to respond to governmental reviews, audits and investigations, and we expect these costs to increase over time as regulation increases and becomes more complex and as regulatory agencies and Congressional committees become more sophisticated and thorough.

        Any adverse review, audit or investigation, or changes in regulations resulting from the conclusion of reviews, audits or investigations, could result in:

  •
  repayment of amounts we have been paid pursuant to our government contracts;

  •
  imposition of civil or criminal penalties, fines or other sanctions on us;

  •
  loss of licensure or the right to participate in Medicare and other government-sponsored programs;

  •
  damage to our reputation in various markets;

  •
  legislative or regulatory changes that affect our business and operations; and

  •
  increased difficulty in marketing our products and services.

        Any of these events could make it more difficult for us to sell our products and services, reduce our revenues and profitability and otherwise adversely affect our operating results. For more information on governmental regulation of our business, see the section captioned "Regulation" in Part I, Item 1 of this annual report on Form 10-K.

        CMS from time to time releases proposed or amended regulations that, if adopted, would, among other things, place tighter restrictions on marketing processes relative to the Medicare Advantage program and Medicare prescription drug benefit program. Depending upon the final content of these regulations, if CMS proposes and adopts them, compliance with and enforcement of the regulations could have a material adverse effect on our results of operations.

Changes in governmental regulation or legislative reform could increase our costs of doing business and adversely affect our profitability.

        The Federal government and the states in which we operate extensively regulate our health plans, insurance companies and other business. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than shareholders. From time to time, Congress has considered various forms of "Patients' Bill of Rights" legislation, which, if adopted, could alter the treatment of coverage decisions under applicable federal employee benefits laws. There have also been legislative attempts at the state level to limit the preemptive effect of Federal employee benefits laws on state laws. If adopted, these types of limitations could increase our liability exposure and could permit greater state regulation of our operations. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

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

  •
  changing the manners or the basis upon which CMS reinsures us or pays premium to us, or upon which our members pay premiums;

  •
  forcing us to alter or restructure our relationships with providers and agents;

  •
  restricting our ability to market our products;

  •
  increasing governmental regulation or provision of healthcare and PBM services, such as potential regulation of the PBM industry by the U.S. Food and Drug Administration, or direct regulation of pharmacies by regulatory and quasi-regulatory bodies;

  •
  requiring that health plan members have greater access to non-formulary drugs;

  •
  expanding the ability of health plan members to sue their plans;

  •
  requiring us to implement additional or different programs and systems;

  •
  prohibiting us from participating in existing or future programs and systems;

  •
  increasing antitrust lawsuits challenging PBM pricing practices;

  •
  instituting state legislation regulating PBMs or imposing fiduciary status on PBMs; and

  •
  instituting drug pricing "most favored nation" pricing and "unitary pricing" legislation or other drug pricing legislation.

        While it is not possible to predict when and whether fundamental policy changes would occur, policy changes on the local, state and federal level could fundamentally change the dynamics of our industry, such as policy changes mandating a much larger role of the government in the health care arena. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or our financial condition. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

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

        All of these proposals could apply to us and could result in new regulations that increase the cost of our operations. Healthcare organizations also may reduce or delay the purchase of PBM services, and manufacturers may reduce administrative fees and rebates or reduce supplies of some products. Any of the foregoing legislative or regulatory changes could adversely affect our or our service providers' ability to negotiate rebate and administrative fee arrangements with manufacturers and have a material adverse effect on our business and results of operations.

        Both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could limit our business practices and impair our ability to serve our clients and could have a material adverse effect on our business and results of operations.

        In addition, CMS has adopted regulations that, and may in the future propose regulations that, if adopted, would, among other things, place tighter restrictions on marketing processes relative to the Medicare Advantage program and prescription drug benefit program. Compliance with and enforcement of the existing and any proposed regulations could have a material adverse effect on our results of operations.

We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

        Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, such as healthcare providers, business associates and our members. These regulations impose standards for common healthcare transactions, such as

  •
  claims information, plan eligibility, and payment information;

  •
  unique identifiers for providers and employers;

  •
  security;

  •
  privacy; and

  •
  enforcement.

        HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, HIPAA does not preempt the state standards and laws.

        Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA requirements is uncertain and the costs of compliance are significant. Furthermore, a state's ability to promulgate stricter laws, and uncertainty regarding many aspects of state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. We could be subject to criminal penalties and civil sanctions for failing to comply with the HIPAA health information provisions, which could result in the incurrence of significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

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

        We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. Due to the nature of our businesses, we are subject to a variety of legal and regulatory actions relating to our business operations, such as the design, management and offering of products and services. The following are examples of the types of potential litigation and regulatory investigations we face:

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

  •
  claims relating to inadequate or incorrect disclosure or accounting in our public filings;

  •
  allegations of agent misconduct;

  •
  claims related to deceptive trade practices;

  •
  claims relating to suitability of annuity products; and

  •
  claims relating to customer audits and contract performance.

        Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, and punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, formal and informal inquiries, subpoenas and books and record examinations, from state and Federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

        We cannot predict the outcome of actions we face with certainty, and we have incurred and are incurring expenses in the defense of our past and current matters. We also may be subject to additional litigation in the future. Litigation could materially adversely affect our business or results of operations because of the costs of defending these cases, the costs of settlement or judgments against us, or the changes in our operations that could result from litigation. The defense of any these actions may be time-consuming and costly, and may distract our management's attention. In addition, we could suffer significant harm to our reputation, which could have an adverse effect on our business, financial condition and results of operations. As a result, we may incur significant expenses and may be unable to effectively operate our business.

        Potential liabilities may not be covered by insurance or indemnity, insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. In addition, some types of damages, such as punitive damages or damage for willful acts, may not be covered by insurance. The cost of business insurance coverage has increased, and may in the future increase, significantly. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all.

        The health care industry continues to receive significant negative publicity regarding the public's perception of it. This publicity and public perception have been accompanied by increased litigation, in some cases resulting in

  •
  large jury awards,

  •
  legislative activity,

  •
  regulation, and

  •
  governmental review of industry practices.

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

After the termination of our strategic alliance for the Prescription PathwaySM product, we may not receive the intended benefit of the members allocated to us, or we could have difficulty retaining the members allocated to us.

        Effective January 1, 2009, we terminated our strategic alliance with CVS Caremark relating to the Prescription PathwaySM product. In the agreement terminating the alliance, we agreed to allocate the Prescription Pathway members between us, for our PrescribaRxSM product, and Silverscript Insurance Company, a Medicare Part D prescription drug benefit plan and wholly-owned subsidiary of CVS Caremark, such that each party receives an equal economic benefit based on the members allocated to it. It is possible that we will not, in fact, receive an equal economic benefit, or that we could have difficulty retaining the members allocated to us. In either of these events, we could experience a material adverse effect on our revenues or results of operations.

We may fail to realize the anticipated synergies, cost savings and growth opportunities we anticipate from any acquisition and other growth initiatives, which could result in a material adverse effect on our financial position, results of operations and cash flows.

        The success of any acquisition will depend, in part, on our ability to realize synergies, cost savings and growth opportunities that we anticipate from integrating our preexisting businesses with those of the acquired business. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of the businesses and operations. Even if we are able to integrate the businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings and growth opportunities that we would expect from this integration or that these benefits will be achieved within the time frame we anticipate. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, the benefits from the acquisition may be offset by costs incurred or delays in integrating the businesses and regulatory authorities could impose conditions on the combined company's business.

        The growth of our Medicare Advantage and Medicare Part D business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our financial position, results of operations or cash flows. In addition, the expansion of our Medicare Advantage and Medicare Part D business in relation to our other businesses may intensify the regulatory and other risks to us inherent in the Medicare Advantage and Medicare Part D business, which we describe elsewhere in this document. These expansion efforts may result in less diversification of our revenue stream.

        There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that we intend to position us for future growth, or that the products we design will be accepted or adopted in the time periods assumed. Investments in these initiatives may not recoup their costs or be profitable in the future. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

The completion of any acquisition could impact or cause disruptions in our businesses, which could have a material adverse effect on our results of operations and financial condition.

        Specifically:

  •
  our employees or the employees of any acquired business may experience uncertainty about their future roles with the combined company, which might adversely affect the combined company's ability to retain and hire key managers and other employees;

  •
  the potential availability of "change in control" benefits could result in increased costs for us and difficulties in retaining our officers and employees;

  •
  the direction of the attention of our management toward the completion of the acquisition and transaction-related considerations during the pendency of the transaction may cause them to divert their attention from the day-to-day business operations of their respective companies, and the direction of the attention of our management toward the integration of the acquisition may currently and in the future divert their attention from the day-to-day business operations of their respective companies; and

  •
  pharmaceutical manufacturers, retail pharmacies, claims processors or other vendors or suppliers may seek to modify or terminate their business relationships with us.

We will not be able to continue for an indefinite period all of the prescription drug plans that we currently operate.

        Current rules promulgated by the Centers for Medicare and Medicaid Services, or CMS, will allow us to operate both PrescribaRx and Community CCRxSM Part D plans, a total of six plans, for the 2009 plan year. CMS has required that we reduce the aggregate number of plans we offer to five in 2010, four in 2011 and three in 2012 and thereafter. We may be allowed to offer up to four plans in a given region depending upon whether benefits under one, some or all plans include coverage of the donut hole and coverage of all generics and all preferred brands through the entire gap period. The restriction on the number of plans we may offer could adversely affect our results of operations.

Sales of our common stock and the ownership of common stock by the former shareholders of MemberHealth and by the equity investors, or by the former shareholders of companies that we acquire in the future or the investors who finance any future acquisitions, may negatively affect the market price of our common stock.

        The market price of our common stock could decline as a result of sales of an increased number of shares of our common stock in the market after the completion of and any acquisition or upon the sale of shares by the equity investors who finance any acquisition, or the perception that these sales could occur. Sales of shares issued as acquisition consideration or to finance an acquisition, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

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

Any acquisition or disposition that we undertake may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

        The combined businesses resulting from any acquisition, or remaining businesses resulting from any disposition, could encounter unanticipated transaction and integration-related costs or other factors such as the failure to realize all of the benefits expected in the acquisition or disposition. These or other factors could cause dilution to our earnings per share or decrease the expected accretive effect of the acquisition or disposition and cause a decrease in the price of our common stock.

Some of our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

        Some of our directors and executive officers may have significant equity ownership in us, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with the any acquisition may make it more difficult for the combined company to retain their services after the acquisition, or require the combined company to expend additional sums to continue to retain their services. In addition, consistent with our compensation philosophy of senior executives holding approximately 5% of our aggregate equity ownership, some of our executives are likely to receive additional equity grants as a result of the increase in our outstanding shares due to the acquisition and the investment by the equity investors.

We may be unable to continue to provide Medicare Advantage or Medicare Part D plans profitably.

        Organizations that offer Medicare Advantage plans of the type we currently offer are required to offer a prescription drug benefit, as defined by CMS, and Medicare Advantage enrollees are required to obtain their drug benefit from their Medicare Advantage plan. These combined managed care plans offering drug benefits are, under the new law, called MA-PDs. Current enrollees may prefer a stand-alone drug benefit plan and may disenroll from the Medicare Advantage plan altogether in order to participate in another drug benefit plan, which could reduce our profitability and membership enrollment.

        Some enrollees may have chosen our Medicare Advantage plan in the past rather than a competitor's Medicare Advantage plan because of the added drug benefit that we offer with our Medicare Advantage plans. Medicare beneficiaries currently have the opportunity to obtain a drug benefit without joining a managed care plan. Additionally, Medicare beneficiaries who participate in a Medicare Advantage plan and enroll in a stand-alone Prescription Drug Plan, known as a PDP, are automatically disenrolled from their Medicare Advantage plan. Accordingly, the existence of PDPs in the regions in which we sell Medicare Advantage plans could result in our members intentionally disenrolling or automatically being disenrolled from our Medicare Advantage plans, which would reduce our membership and could reduce our profitability.

        Our ability to operate our MA-PDs and PDPs profitably will depend on our ability to attract members, to continue to develop the necessary core systems and processes and to manage our medical expenses related to these plans, and other factors. Because CMS's Medicare Part D prescription drug benefit program remains relatively new, there exists uncertainty as to the ultimate market size, consumer demand, and related medical loss ratio. Accordingly, we are uncertain whether we will be able to continue to operate our MA-PDs or PDPs profitably or competitively in the future, and our failure to do so could have a material adverse effect on our results of operations and financial condition. Even if we are able to operate our MA-PDs or PDPs profitably and competitively in the future, our margins on these products may decline over time.

        The MMA provides for "risk corridors" that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the per member per month bids for particular plans submitted to CMS in excess of specified ranges. For example, for 2008 and 2009 drug plans bear all gains and losses up to 5% of their expected costs, but were reimbursed for 50% of the losses between 5% and 10%, and 80% of losses in excess of 10%. We anticipate that in 2010 and future years the thresholds will increase and the reimbursement percentages will decrease or disappear. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below its expected costs would be required to reimburse CMS based on a similar methodology as set forth above.

        In addition, there has in the past been, and may in the future be, a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. These delays result in our being required to finance excess losses until we receive reimbursement, which produces a negative impact on our results of operations, cash flows and financial condition. Furthermore, reconciliation payments for estimated upfront Federal reinsurance payments and payments for low income cost sharing subsidies are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits. We anticipate settling with CMS on amounts related to the risk corridor adjustment and subsidies for a given plan year in the following year.

CMS's risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

        All of the Medicare Advantage programs we offer are subject to Congressional appropriation. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. The reimbursement rates paid to health plans like ours by the Federal government are established by contract, although the rates differ depending on a combination of factors such as a member's health status, age, gender, county or region, benefit mix, member eligibility categories, and the plans' risk scores.

        CMS has implemented a risk adjustment model that apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model pays more for enrollees with predictably higher costs. CMS has completely phased in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors such as

  •
  hospital inpatient diagnoses,

  •
  diagnosis data from ambulatory treatment settings, such as hospital outpatient facilities and physician visits,

  •
  gender,

  •
  age, and

  •
  Medicaid eligibility.

        Under the risk adjustment methodology, all Medicare health plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS began phasing out the budget neutrality adjustment in 2007 and will fully eliminate it by 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that the increases will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, the possibility exists that CMS may reduce revenues in 2009 or thereafter for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations.

Our ability to market some of our Part D plans is substantially dependent on two of our strategic relationships with third parties.

        Our ability to market some of our Part D plans is substantially dependent on our strategic alliance with the National Community Pharmacists Association, known as the NCPA, which provides outreach and communications for our CCRx Part D plans to NCPA's independent pharmacy membership. NCPA member pharmacies make up over one-third of MemberHealth's pharmacy network and, in 2008, accounted for a significant percentage of the prescriptions filled under our CCRx Part D plans. Additionally, we are substantially dependent on our strategic relationship with Community Care Outreach Services LLC, or CCOS, an insurance marketing operation that provides our historical CCRx business its primary "outsourced" sales force. If either of these strategic relationships are terminated, or do not provide us with the services and benefits we anticipate, our ability to market CCRx Part D plans could be materially and adversely affected. Further, to the extent that CMS or other regulatory authorities determine that any provisions of our agreements with NCPA or CCOS conflict with any applicable law, regulation or policy, we may not be able to realize fully the benefits we anticipate from the acquisition, and we could potentially incur regulatory liability.

There are significant risks associated with our participation in the Medicare Part D program, the occurrence of which could have a material adverse effect on our results of operations.

        Our actual results may differ from our assumptions regarding the Medicare Part D program. Our participation in the Medicare Part D program involves the following risks, the occurrence of any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows:

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

  •
  CMS has in the past released, and could in the future release, call letters on Medicare Part D that impact the revenue that can be earned by our Part D.

  •
  We anticipate that the level of earnings of our Part D plans could be significantly reduced beginning in 2009 resulting from CMS's indication in a recent call letter, which it subsequently revoked, that amounts paid by the PDP sponsor's PBM to the retail pharmacy, rather than the amounts paid by the PDP sponsor to its PBM, be reported as part of the risk corridor calculation. This expected change in risk corridor reporting methodology is likely to reduce our revenues in 2009 and beyond.

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

    •
    comply with payment protocols, which require the return of overpayments to CMS and, in specified circumstances, coordination with state pharmacy assistance programs;

    •
    use approved networks and formularies, and provide access to these networks to any willing pharmacy;

    •
    provide emergency out-of-network coverage; and

    •
    adopt a comprehensive Medicare compliance program, including specific fraud, waste and abuse policies and procedures.

        Any contractual or regulatory non-compliance on our part could entail significant sanctions and monetary penalties, which in turn could negatively affect our results of operations and the market price of our common stock.

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

  •
  We are required to submit PDP bids annually, approximately six months in advance of the corresponding benefit year. We endeavor to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our PDPs. We cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover benefits plus a reasonable margin.

  •
  We may experience higher benefit expenses as a result of an increase in the cost of pharmaceuticals, possible changes in our pharmacy rebate program with drug manufacturers, higher than expected utilization and new mandated benefits or other regulatory changes that increase our costs.

  •
  CMS automatically assigns members who are eligible for both Medicare and Medicaid, known as "dual eligibles," to our PDPs in regions where our premiums for our standard plans were under the CMS established regional benchmarks. We cannot guarantee that all of these dual eligibles assigned to us will continue to participate in our PDPs in the future because dual eligible beneficiaries can change their PDP each month. Moreover, we also cannot guarantee whether dual eligibles will be auto-assigned to us in the future for a region since we are required to bid anew each year and there exists the possibility that our bid for the region could be above the applicable benchmark; if our bid is below the benchmark, we cannot predict the number of dual eligibles that will be assigned to us.

  •
  Medicare Part D is still a relatively new program and the competitive landscape remains uncertain. We expect to encounter competition from other PDP sponsors, some of which may have significantly greater resources and brand recognition than we do. Our marketing arrangement with CVS Caremark ended after the 2008 plan year, and we cannot predict whether our successor PrescribaRx plans will be able to compete effectively.

  •
  If our current pharmacies and other providers terminate their contracts, we will have to contract with other providers to take their place.

  •
  CMS and other service providers may not be able to deliver or process information completely, timely and accurately relating to our PDPs, which could negatively impact our operations.

  •
  There is uncertainty as to whether marketing practices will be restricted, which could negatively impact our ability to market and sell our product.

  •
  There may be other unforeseen occurrences that could negatively impact our PDP operations.

Our inability to collect receivables owed to us by other Medicare Part D PDPs may disrupt or adversely affect our PDPs.

        From time to time, due to record-keeping discrepancies between CMS's systems and those of the PDPs, we incur Medicare Part D prescription expenses on behalf of Medicare beneficiaries who are not members of our PDPs. Likewise, we receive notice of claims from other plans that they have paid claims on behalf of our members. CMS established a plan-to-plan, known as P2P, reconciliation process to address this condition and provide a means of settlement between plans. Additionally, CMS also established a state-to-plan, known as S2P, reconciliation process whereby health plans will settle with state Medicaid programs that pay claims on behalf of Medicare beneficiaries. We record our estimated liabilities under P2P and S2P as of the end of each year. Ultimate resolution of the P2P and S2P reconciliation processes could result in adjustments, positive or negative, to the amounts estimated and recoverable at year end.

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

        Under requirements of the Prescription Drug Benefit Manual on Coordination of Benefits. Part D plans must provide a special transition period in each coverage year to accommodate specified claims incurred by or on behalf of beneficiaries whom CMS has retroactively enrolled in a Part D plan. Part D plans must accommodate claims incurred by or on behalf of these beneficiaries during a no greater than seven-month retroactive eligibility period, which may extend into the previous coverage year.

        Part D plan sponsors may not use the annual March 31st coverage year deadline, which is the cut-off date for the submission of claims associated with payment reconciliation, to deny requests for reimbursement of claims incurred during retroactive enrollment periods. CMS requires that Part D plans are liable for claims received after March 31st even if retroactive enrollment is not an issue, subject to contractual provisions regarding timely claims filing for network pharmacies. To ensure that third party payors have the opportunity to request reimbursement for claims incurred during a retroactive enrollment period on behalf of dual eligible beneficiaries, CMS requires that Part D plan sponsors use the date of Medicaid notification to establish a new timely claims filing period. We could face an unknown amount of liability as a result of complying with this special transition policy on retroactive enrollment, which could negatively affect our business.

Financial accounting for the Medicare Part D and Medicare Advantage benefits is complex.

        The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D and Medicare Advantage, particularly as it relates to the timing of revenue and expense recognition and, with respect to Part D, calculation of the risk corridor, taken together with the complexity of the Medicare Part D and Medicare Advantage products and challenges in reconciling CMS Medicare Part D and Medicare Advantage membership data with our records, may lead to variability in our reporting of quarter-to-quarter and year-to-year earnings and to uncertainty among investors and research analysts following us as to the impacts of our Medicare PDPs on our full year results.

We rely on the accuracy of information provided by CMS regarding the eligibility of an individual to participate in our Medicare Advantage and Medicare Part D plans, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who turn out not to be ours, or could cause us to pay benefits in respect of members who turn out not to be ours, which could reduce our revenue and profitability.

        Premium payments that we receive from CMS are based upon eligibility lists produced by Federal and local governments. From time to time, CMS requires us to reimburse it for premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service areas or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals and reimbursement of amounts paid on behalf of services provided to them may be unrecoverable. In addition to recoupment of premiums previously paid, we also face the risk that CMS could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of this failure to receive payment from CMS if we had made related payments to providers and were unable to recoup these payments from them.

The pharmacy benefit management component of our business, as well as our outsourced mail order pharmacy benefits, are subject to significant additional regulation.

        The mail order pharmacy business is subject to extensive Federal, state and local regulation, such as the application of state laws related to the operation of internet and mail-service pharmacies. In addition, our PBM operations are subject to a variety of Federal and state laws. Medicare Part D regulations, such as anti-kickback rules and compliance requirements under Federal employee benefits laws, also govern the treatment of related entities. CMS has indicated that it will apply greater scrutiny to arrangements between PDPs and related parties, especially to rebate retention arrangements. Federal and state legislative proposals regarding PBMs are frequently introduced, and these proposals, if adopted, could affect a variety of industry practices, such as the receipt of rebates and administrative fees from pharmaceutical manufacturers.

        In addition, changes in existing Federal or state laws or regulations or in their interpretation by courts and agencies, or the adoption of new laws or regulations relating to patent term extensions, purchase discount, administrative fee and rebate arrangements with pharmaceutical manufacturers, as well as proposed legislation requiring direct rebate negotiation and contracting between CMS and pharmaceutical manufacturers, could reduce the discounts, rebates or other fees received by PBMs and could adversely impact our business, financial condition, liquidity and operating results.

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

        In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our Medicare Advantage and managed care products in that market. Any difficulty in contracting with providers in a market could preclude us from renewing or from entering our Medicare contracts in that market. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. In our southeastern Texas HMO market, one of our significant provider groups recently has formed a health plan. If this provider group refuses to contract with us, uses its market position to negotiate favorable contracts or otherwise places us at a competitive disadvantage, our ability to market products or to be profitable in that market could be adversely affected.

        In some situations, we have contracts with individual or groups of primary care physicians for a fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a "capitation" contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations, resulting in loss of membership or higher healthcare costs or other adverse effects.

Corporate practice of medicine and fee-splitting laws may govern our business operations, and violation of these laws could result in penalties and adversely affect our arrangements with contractors and our profitability.

        Several states have laws commonly known as "corporate practice of medicine" laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law prohibiting business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.

        We perform only non-medical administrative and business services for physicians and physician groups. We do not represent that we offer medical services, and we do not exercise control over the practice of medical care by providers with whom we contract. We do, however, monitor medical services to ensure they are provided and reimbursed within the appropriate scope of licensure. In addition, we have developed close relationships with our network providers under which we review and monitor the coding of medical services provided by those providers, among other services we provide.

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

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce these rights.

        Our success depends, in part, upon our ability to market our health plans under the brand names that we own or license, such as Today's Options®, PrescribaRxSM, Senior Solutions®, and Texan Plus® family of products, and our MemberHealth®, MHRx™, and CommunityCCRxSM family of products. We may not have taken enforcement action to prevent infringement of our marks and may not have secured registrations of the other brand names that we use in our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property rights. Other businesses may have prior rights in our brand names or in similar names, which could cause market confusion or limit or prevent our ability to use these marks or prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in our brands, we could incur significant costs in doing so.

Competition in the insurance, healthcare, PBM and pharmacy industries is intense, and if we do not design and price our products properly and competitively, our membership and profitability could decline.

        We operate in a highly competitive industry. Some of our competitors are more established in the insurance, health care and PBM industries, with larger market share and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. We compete for members in our health plans and PBM on the basis of the following and other factors:

  •
  price,

  •
  the size, location, quality and depth of provider networks,

  •
  benefits provided,

  •
  quality and extent of services, and

  •
  reputation.

        In addition to the challenge of controlling PBM and health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium rate increases, despite being faced with increasing medical costs. Premium increases, introduction of new product designs, our relationship with our providers in various markets, and our possible exit from or entrance into additional markets, among other issues, could also affect our membership levels.

        We compete based on innovation and service, as well as on price and benefit offering. We may not be able to develop innovative products and services, such as new Medicare Part D offerings, which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our products and services to clients successfully at current levels of profitability.

        Consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

        If we do not compete effectively in our markets, if we set rates too high in highly competitive markets to maintain or increase our market share, if we set rates too low to maintain or increase our profitability, if membership does not increase as we expect, if membership declines, or if we lose members with favorable medical cost experience while retaining or increasing members with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

If the PBM and service providers that support our business do not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline.

        We have direct and indirect contractual relationships with pharmaceutical manufacturers that provide us with purchase discounts on drugs dispensed to our members. Manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon our agreement to include a broad array of their products in our formularies.

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

        Contracts in the prescription drug industry generally use published benchmarks to establish pricing for prescription drugs. The principal benchmarks are average wholesale price, known as AWP, average selling price, known as ASP, wholesale acquisition cost, known as WAC, and average manufacturer price, known as AMP.

        Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether they will adopt other pricing benchmarks for establishing prices within the industry. Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank, known as FDB, which is one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of specified drugs by 4% at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. We cannot precisely predict the long-term effect of the proposed settlement or the timing of any impact it may have on our PBM business.

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

        Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and participants. Our contracts with retail pharmacies, as well as our network vendor's contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top large volume network pharmacies elects to terminate its relationship with us or our network vendor or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and health plan participants, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which control a significant amount of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

Our PBM could be subject to claims under ERISA if it is found to be a fiduciary of health benefit plans governed by ERISA.

        PBMs typically provide services to corporations and other sponsors of health benefit plans. These plans are subject to the Employee Retirement Income Security Act of 1974, as amended, known as ERISA, which regulates health and medical plans and other employee pension benefit plans and employee welfare benefit plans. The U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM. If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the Department of Labor, that MemberHealth was a fiduciary in connection with services it provides, MemberHealth could potentially be subject to claims for breaching fiduciary duties and/or entering into specified "prohibited transactions" under ERISA. In addition, claims also might be made against our PBM under common law and state fiduciary obligation theories.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our data center operations, data network, voice communication services and pharmacy data processing and payment and other systems-related support, equipment, facilities and data. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors.

        We have outsourced portions of the operation of our data center, call centers and new business processing services to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. We also rely upon third parties for information relating to Medicare Part D membership and claims administration.

Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers or a move of services from a third party to internal operations could result in a decline in service quality and effectiveness, increased cost or less favorable contract terms which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition.

Reductions in funding for Medicare programs could materially reduce our profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage HMO, Medicare Advantage private fee-for-service plans and Medicare Part D PDPs. As a result, our revenue and profitability are dependent, in part, on government funding levels for these programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels may be affected by continuing government efforts to contain prescription drug costs and other medical expenses, and other federal budgetary constraints. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium.

The MMA and MIPPA made changes to the Medicare program that will materially impact our operations and could reduce our profitability and increase competition for existing and prospective members.

        The MMA substantially changed the Medicare program and caused us to modify how we operate our business and MIPPA changed the Medicare program as it existed under the MMA. Although many of these changes are designed to benefit Medicare Advantage plans generally, some provisions of the MMA and MIPPA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties.

Increased competition could adversely affect our enrollment and results of operations.

        The MMA increased reimbursement rates for Medicare Advantage plans. Higher reimbursement rates may have induced the establishment of new plans that participate in the Medicare program, creating new competition that may in the past have adversely affected, and could in the future adversely affect, our profitability and cause increased lapsation in our Medicare Supplement in force as policyholders choose to enroll in a competitor's plan. These effects may be exacerbated if reimbursement rates for Medicare Advantage plans decrease in the future, as CMS and other governmental authorities have indicated may occur.

        The MMA mandated a new regional Medicare preferred provider organization, or Medicare Advantage PPO, program and private fee-for-service plans. Medicare Advantage PPOs and private fee-for-service plans allow their members more flexibility to select physicians than the Medicare Advantage HMO plans, which are health plans that require members to coordinate with a primary care physician. The regional Medicare Advantage PPO program and private fee-for-service plans compete with local Medicare Advantage HMO programs and have affected, and may continue to affect, our Medicare Advantage business.

        MIPPA further modified the Medicare Advantage program by restricting the Medicare private fee-for-service plans to smaller markets, specifically those that do not have two or more Medicare Advantage HMO plans. If we are unable to generate a sufficient number of new members in regions that still have Medicare private fee-for-service plans or where we have established Medicare Advantage PPO or HMO plans, our revenues and results of operations could be adversely affected.

The competitive bidding process may adversely affect our profitability.

        Payments for the local Medicare Advantage health plans and regional Medicare Advantage PPO programs are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer. As in the Part D program, we are required to submit PDP bids annually. We endeavor to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans. We cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover benefits plus a reasonable margin.

The limited annual enrollment process may adversely affect our growth and ability to market our products.

        Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits until the next enrollment period. This annual enrollment process and subsequent "lock-in" provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.

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

        In litigation against our subsidiaries, our members sometimes claim that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways, and that we are responsible for the alleged failure. We could be liable for contractual and extra-contractual damages on these claims. We cannot assure you that any future claim will not result in material liability in the future. Federal and state regulators increasingly scrutinize the marketing practices of insurers, such as Medicare Advantage and private fee-for-service plans, MA-PDs and PDPs and their marketing agents, and there is no guarantee that regulators will not scrutinize the practices of our Medicare Advantage plans, PDPs and our marketing agents, and will not expose us to liability.

        We rely on our marketing and sales efforts for a significant portion of our premium revenue growth. The Federal government and state governments in the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that we may conduct. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue and results of operations.

        Similarly, Federal and state governments and regulatory agencies have recently placed an increased focus on the sales and marketing of private fee-for-service plans. Concerns over the growing number of market conduct complaints regarding improprieties in agents' sales activities of private fee-for-service plans have spawned stricter marketing standards by CMS relating to these plans and their agents. This heightened focus on market conduct and stricter standards in the marketing and sales of private fee-for-service plans could require us to modify our systems, increase our costs and change our agent training requirements, which could result in a material adverse effect on our results of operations and financial condition.

If our government contracts are not renewed or are terminated, our business could be substantially impaired.

        We provide our Medicare benefits and other services through a limited number of contracts with Federal government agencies. These contracts generally have terms of one or two years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, such as

  •
  seeking to enter into contracts in other geographic markets,

  •
  seeking to enter into contracts for other services in our existing markets, or

  •
  seeking to acquire other businesses with existing government contracts.

        If we were unable to do so, we could be forced to cease conducting business. In this event, our revenues and profits would decrease materially.

We have debt outstanding that contains restrictive covenants, and we may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us.

        As of December 31, 2008, we had $321 million of debt outstanding under the term portion of our credit agreement. We have available borrowing capacity under the revolving portion of our credit facility of $150 million. As of December 31, 2008, we had $110 million of trust preferred securities outstanding. Our credit agreement provides that upon the occurrence of specified events all of the capital stock of the guarantor subsidiaries under the credit agreement will be pledged to our bank lenders; those events have occurred and we have pledged this stock. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company and health plan subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus.

        Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness before use for other corporate purposes, such as funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. We may also incur additional indebtedness in the future. Our indebtedness could have additional adverse consequences, such as:

  •
  increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that have less leverage;

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

        Our continued growth is dependent upon our ability to support premium revenue growth through the expansion of our markets and our network of agents while at the same time maintaining sufficient levels of capital and surplus to support that growth. Our new business growth typically results in reduced income caused by costs related to new market expansion and, on some insurance products, net losses during the early years of a policy, called statutory surplus strain. The resulting reduction in capital and surplus can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and other required statutory surplus parameters. In addition, some states, such as Florida and Texas, limit an insurer's ability to write specified lines of business if gross or net premiums written would exceed a specified percentage of capital and surplus. Likewise, we are required to maintain adequate risk-based capital ratios as prescribed by each state. Moreover, we need substantially more capital than the statutory minimums to support our level of premium growth and to finance acquisitions. If we cannot generate sufficient capital and statutory surplus to maintain minimum statutory requirements and to support our growth, we could be restricted in our ability to generate new premium revenue.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our ability to obtain funds from our subsidiaries may be restricted and our cash flows and liquidity may be adversely affected.

        Because Universal American operates as a holding company, it is dependent upon dividends and administrative expense reimbursements from its subsidiaries to fund its obligations, such as payment of principal and interest on its debt obligations. These subsidiaries generally are regulated by state departments of insurance. Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay for purposes other than to pay income taxes related to their earnings. These laws and regulations also limit the amount of management fees our subsidiaries may pay to our management subsidiaries and their other affiliates without prior notification to, or in some cases approval of, state regulators.

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

        In addition, one or more of these states could increase the statutory capital level from time to time. States have also adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the states in which we operate maintain or adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our recent offerings of PDPs and expansion of private fee-for-service products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

        In the event that we are unable to provide sufficient capital to fund the debt obligations of Universal American, our operations or financial position may be adversely affected.

Downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations.

        Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings. Claims paying ability, financial strength, and debt ratings by recognized rating organizations are increasingly important factors in establishing the competitive position of insurance companies and health plans. Ratings information is broadly disseminated and generally used throughout the industry. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an "A-." The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products.

        Our debt ratings affect both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency's opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. There is no assurance that the rating agencies will maintain our current ratings in the future. Any future downgrade in our ratings may cause our policyholders and members to lapse, and may cause some of our agents to sell less of our products or to cease selling our products altogether. Increased lapse rates would reduce our premium revenue and net income. Thus, downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

        Our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, sustain losses due to fraud or suffer other adverse consequences.

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

Any failure by us to manage our growing operations or to successfully complete or integrate acquisitions, dispositions and other significant transactions could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, dispositions, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to these transactions that are designed to enhance our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, transactions as well as effectively integrate any acquired companies into our operations and efficiently separate any businesses we sell. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be unable to sustain our historical growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

Acquisition risk

        The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have experienced, and expect to continue to experience, considerable growth through acquisitions.

        Acquisitions involve numerous risks, some of which we have experienced in the past, such as:

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

  •
  loss of key customer accounts;

  •
  loss of key provider contracts or renegotiation of existing contracts on less favorable terms; and

  •
  other systems and operational integration risks.

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

        To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the following or other aspects of acquisitions with our existing businesses:

  •
  additional employees who are not familiar with our operations;

  •
  new provider networks, which may operate on terms different from our existing networks;

  •
  additional members, who may decide to transfer to other healthcare providers or health plans;

  •
  disparate information technology, claims processing and record keeping systems; and

  •
  accounting policies, some of which require a high degree of judgment or complex estimation processes, such as estimates of reserves, IBNR claims, valuation and accounting for goodwill and intangible assets, stock-based compensation and income tax matters.

        For all of the above reasons, we may not be able to implement our acquisition strategy successfully, which could materially adversely affect our growth plans and on our business, financial condition and results of operations.

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

  •
  the cost of implementation and on-going administration of newly developed programs and services;

  •
  our inability to achieve sufficient scale of operations to cover the administration and marketing costs associated with entering new markets; and

  •
  demographics and population density.

        Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to effectively manage our growth could have a material adverse effect on our business, financial condition or results of operations.

Any failure to manage sales and administrative costs could impair profitability.

        The level of our sales and administrative expenses affects our profitability. While we proactively attempt to manage these expenses effectively, increases in the cost of sales and marketing, staff-related expenses, investment in new products, greater emphasis on small group and individual health insurance products, acquisitions and implementation of regulatory requirements, among others, may occur from time to time.

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

        As of December 31, 2008, we held securities with a par value of approximately $140 million with exposure to subprime mortgages. We have recognized other-than-temporary impairment in the value of some of our securities with exposure to subprime mortgages, securities issued by financial institutions and some of our other securities. As the economy in general, as well as the market for mortgage-backed securities with exposure to subprime mortgages and securities issued by financial institutions, have deteriorated, these securities have become increasingly illiquid. In addition, as some financial institutions have become insolvent, their securities have become worthless or have significantly lost value. If the mortgage-backed securities with exposure to subprime mortgages in our portfolio experience significant rates of default, if the market for these securities, securities issued by financial institutions and other securities continues to experience lack of liquidity or otherwise deteriorates or this lack of liquidity worsens, we might need to continue to impair the value of our securities, which could adversely effect our results of operations or financial condition.

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

        In addition, in connection with the other-than-temporary impairments that we have recognized for financial statement purposes, we believe we have available opportunities to recover the tax assets generated by the other-than-temporary impairments. Circumstances may arise in the future that cause us to re-determine the recoverability of those tax benefits, which could result in the loss of the tax benefits we expect to take.

The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operation.

        We are exposed to various risks arising out of natural disasters, such as

  •
  earthquakes;

  •
  hurricanes;

  •
  floods, tornadoes;

  •
  pandemic health events such as avian influenza; and

  •
  man-made disasters, such as acts of terrorism, political instability and military actions.

        For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and members who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt communications and financial services and other aspects of public and private infrastructure, which could disrupt our normal business operations.

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

If we fail to effectively execute our Medicare initiatives and our other operational and strategic initiatives, our business could be materially adversely affected.

        Our future performance depends in large part upon our management team's ability to execute our strategy to position us for the future. This strategy relies to a significant extent on opportunities created by the MMA. The MMA offers new opportunities in our HMO, PPO and private fee-for-service Medicare Advantage products and other Medicare programs, as well as Medicare Part D plans. We have made substantial investments in our Medicare programs to enhance our ability to participate in these programs. The growth in our Medicare membership and revenues, as well as the timing of membership enrollment and the speed with which the individual members meet their deductibles and cost-sharing obligations, impacts the pattern of our quarterly earnings. Moreover, we are continuing to expand our Medicare offerings with the establishment of our Medicare Advantage PPOs in selected markets.

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

  •
  comply with payment protocols, such as the return of overpayments to CMS and, in specified circumstances, coordination with state pharmacy assistance programs;

  •
  use approved networks and formularies, and provide access to these networks to any willing pharmacy;

  •
  provide emergency out-of-network coverage; and

  •
  adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program.

        Any contractual or regulatory non-compliance on our part could entail significant sanctions and monetary penalties.

        We cannot predict the length of the selling season for any year. If the selling season for any plan year is shorter than in prior years, there could be a material adverse effect on our business and results of operations.

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

        We are unable to increase the premiums we receive under these contracts during the then-current term. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we generally cannot recover costs we incur in excess of our medical cost projections in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, known as IBNR, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely corrective actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent that CMS or Congress takes action to reduce the levels of payments to Medicare Advantage providers, our revenues would be adversely affected.

        We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, cost trends, product mix, seasonality, medical inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, historically, our medical expenses as a percentage of premium revenue have fluctuated. The principal factors that may cause medical expenses to exceed our estimates are:

  •
  increased utilization of medical facilities and services and prescription drugs;

  •
  increased cost of services;

  •
  our membership mix;

  •
  variances in actual versus estimated levels of cost associated with new products, benefits or lines of business;

  •
  product changes or benefit level changes;

  •
  periodic renegotiation of hospital, physician and other provider contracts, or the consolidation of these entities;

  •
  membership in markets lacking adequate provider networks;

  •
  changes in the demographics of our members and medical trends affecting them;

  •
  termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements or loss of membership;

  •
  possible changes in the pharmacy rebates available to us from drug manufacturers;

  •
  the occurrence of acts of terrorism, public health epidemics, severe weather events or other catastrophes;

  •
  the introduction of new or costly treatments and technologies;

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

We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Texas, and legislative actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

        We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Texas. If we are unable to continue to operate in Texas, or if we must significantly curtail our current operations in any portion of Texas, our revenues will decrease materially. Our reliance on our operations in Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors. In addition, our market share in some areas of Texas may make it more difficult for us to expand our membership in those areas. Our inability to continue to operate in Texas, or a decrease in the revenues or profitability of our Texas operations, would harm our overall operating results.

Our net income may decline if our insurance premium rates are not adequate.

        We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, such as

  •
  the actuarial probability of a policyholder incurring a claim;

  •
  the severity and duration of the claim;

  •
  the mortality rate of our policyholder base;

  •
  the persistency or renewal rate of our policies in force;

  •
  our commission and policy administration expenses; and

  •
  the interest rate earned on our investment of premiums.

        In setting premium rates, we consider historical claims information, industry statistics and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration

  •
  our actual claims experience compared to expected claims experience;

  •
  policy persistency, which means the percentage of policies that are in-force at specified intervals from the issue date compared to the total amount originally issued;

  •
  investment income; and

  •
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

        Our benefits incurred expense reflects estimates of IBNR. We, together with our internal and external consulting actuaries, estimate our claim liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process, and those differences could be material. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of benefit expense that we incur may be materially more or less than the amount of IBNR originally estimated, and materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. We make adjustments, if necessary, to benefits incurred expense when the criteria used to determine IBNR change and when we ultimately determine actual claim costs. If our estimates of IBNR are inadequate in the future, our reported results of operations will be adversely affected. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.

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

        We utilize reinsurance agreements with larger, financially sound and highly-rated reinsurers to mitigate insurance risks that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. Reinsurance arrangements leave us exposed to two risks: Credit risk and replacement risk. Credit risk exists because reinsurance does not relieve us of our direct liability to our insureds for the portion of the risks ceded to reinsurers. We are exposed to the risk of a reinsurer's failure to pay in full and in a timely manner the claims we make against them in accordance with the terms of our reinsurance agreements, which could expose our insurance company subsidiaries to liabilities in excess of their reserves and surplus and could expose them to insolvency proceedings. The failure of a reinsurer to make timely claims payments to us, whether due to their inability or unwillingness to pay, could materially and adversely affect our results of operations and financial condition and our ability to make payments to our policyholders. Replacement risk exists because a reinsurer may cancel its participation on new business issued on advance notice. As a result, we would need to find reinsurance from another source to support our level of new business. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Because our current reinsurance agreements are non-cancelable for business in force, non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. In the event that current reinsurers cancel their participation on new business, we would seek to replace them, possibly at higher rates. If we are not able to reinsure our life insurance products on acceptable terms, we would consider limiting the amount of this new business we issue. A failure to obtain reinsurance on acceptable terms would allow us to underwrite new business only to the extent that we are willing and able to bear the exposure to the new business on our own.

We may experience future lapsation in our Medicare supplement business, requiring faster amortization of the deferred acquisition costs.

        We have in the past experienced higher than expected lapsation in our Medicare supplement business. We believe competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers, and other factors, contributed to the level of lapsation. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare supplement business will not again increase, requiring faster amortization of the deferred costs.

We may experience higher than expected loss ratios in our Medicare supplement business, which could materially adversely affect our results of operations.

        We may experience higher than expected loss ratios on our Medicare supplement business. We actively seek to obtain appropriate rate action in an effort to reverse any upward trend in loss ratios; however, we can make no assurances that future rate increases will be obtained, or if obtained, will be sufficient. We also cannot give assurance that our Medicare supplement loss ratio will not continue to increase beyond what we currently anticipate, and any increases could materially adversely affect our results of operations.

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

        We began to curtail the sale of new long-term care business in 2003, and stopped all new sales at the end of 2004. As of December 31, 2008, approximately, $33 million of annualized premium remains in force, of which we retain approximately $22 million. The overall block of business continues to generate losses; a portion of the losses we have incurred relates to a specific block of Florida home health care business that we stopped selling in 1999. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

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

  •
  general economic conditions that induce beneficiaries to cancel their coverage; and

  •
  catastrophic events, such as epidemics, natural disasters and man-made catastrophes, and other unforeseen occurrences.

We have incurred and may in the future incur significant expenses in connection with the implementation and expansion of our new Medicare Advantage plans, which could adversely affect our operating results.

        For the 2008 selling season, we expanded the markets in which we offer our Medicare Advantage products. We expanded our private fee-for-service plans from 35 to 47 states and our health plans to new markets in North Texas and Wisconsin. We expanded to 15 new markets for 2009. In addition, we are conducting a major expansion of our Medicare Advantage business by building Medicare Advantage PPO networks. In connection with this expansion, we have incurred expenses to upgrade and improve our infrastructure, technology, and systems to manage these products, and will in the future incur additional expenses. In particular, we incurred the following expenses in connection with the implementation and expansion of our Medicare Advantage program:

  •
  hiring and training of personnel to establish and manage systems, operations, regulatory relationships, and materials;

  •
  systems development and upgrade costs, such as hardware, software and development resources;

  •
  marketing and sales;

  •
  enrolling new members;

  •
  developing and distributing member materials such as ID cards and member handbooks; and

  •
  handling sales inquiry and customer service calls.

        There can be no assurance that we will recoup these expenditures or that they will result in profitable operations, currently, or in the future.

Our stock price and trading volume may be volatile, which could result in a decrease in the price of our common stock.

        From time to time, the price and trading volume of our common stock may experience periods of significant volatility. Company-specific issues and developments generally in the health care and insurance industries, the regulatory environment, the capital markets and the general economy may cause this volatility. The principal events and factors that we have identified that may cause our stock price and trading volume to fluctuate are:

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

        Because of our status as a public company, we are required to test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. These control systems relate to our corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Among these inherent limitations are the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The individual acts of some persons or the collusion of two or more people can circumvent controls. The design of any system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

        Provisions of state insurance laws, the business corporation law of the State of New York, where we are incorporated, and our certificate of incorporation and bylaws, as well as the percentage of our common stock owned by our management, directors and equity investors may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, such as transactions in which shareholders might otherwise receive a premium for their shares over then current prices or that shareholders may otherwise deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the Staff of the Securities and Exchange Commission regarding the registrant's periodic or current reports under the Act.

ITEM 2—PROPERTIES

        Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida and Solon, Ohio. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida. Our Medicare Advantage operations occupy office space in Houston, Beaumont and Dallas, Texas, as well as Oklahoma City, Oklahoma and Milwaukee, Wisconsin. Our Part D operations occupy space in Solon, Ohio and Pensacola, Florida. We lease over 450,000 square feet of office space. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life is the named lessee on over 40 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 17—Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The Court granted this motion, and the plaintiff has appealed the dismissal.

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino v. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright, index no. 07-13422, in the Supreme Court for New York State, Westchester County. The complaint alleged that

  •
  the defendants who are our directors breached fiduciary duties they owed to our shareholders in connection with our entering into the merger agreement to acquire MemberHealth and concurrent agreements with equity investors for these equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

  •
  the defendants who are our directors breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs sought, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined.

        On May 6, 2008, the parties entered into a stipulation of settlement dated as of May 1, 2008, pursuant to which they agreed to settle this action. The settlement stipulation provides for the amendment of our by-laws to require specified procedures in the event of related party transactions described in the amendment, and to require that we maintain a committee that has as a member at least one independent member of our board of directors to oversee the process of preparing bids to the federal Centers for Medicare & Medicaid Services by the MemberHealth Part D plans. The stipulation also provides for the payment of the plaintiffs' legal fees in an amount not to exceed $800,000. The Court has approved the payment of the plaintiffs' legal fees, which we paid in December 2008, and other terms of the settlement. The parties have consummated the settlement, and this case has therefore concluded.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On December 3, 2007, our common shares began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "UAM." Prior to December 3, 2007, our common stock traded in the over-the-counter market and was quoted on the NASDAQ Global Select tier of The NASDAQ Stock Market, or the NASDAQ, under the symbol "UHCO". The following table sets forth the high and low sales prices for our common stock on the NYSE and NASDAQ National Market, as reported by the NYSE or NASDAQ for the periods indicated.

	Common Stock
Period	High	Low
Year Ended December 31, 2007
First Quarter	$19.50	$18.42
Second Quarter	22.00	18.29
Third Quarter	22.85	19.14
Fourth Quarter	25.80	22.90
Year Ended December 31, 2008
First Quarter	25.59	10.35
Second Quarter	12.61	9.11
Third Quarter	13.69	8.71
Fourth Quarter	12.19	6.79
Year Ending December 31, 2009
First Quarter (through March 6, 2009)	10.66	5.41

        The closing sale price of our common stock on March 6, 2009, as reported by NYSE, was $6.14 per share.

Stockholders

        As of the close of business on March 6, 2009, there were approximately 1,000 holders of record of our common stock. There are no outstanding shares of our nonvoting common stock. We estimate that there are approximately 3,500 beneficial owners of our common stock. In addition, there were 5 record and beneficial holders of our Series A preferred stock. Each outstanding share of our preferred stock is convertible, directly or indirectly, into 100 shares of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the Plans or Programs (In Thousands)
October 1, 2008—October 31, 2008	1,087,900	$9.30	1,087,900	$36,550
November 1, 2008—November 30, 2008	436,671	9.01	436,671	32,617
December 1, 2008—December 31, 2008	489,271	9.03	489,271	28,200
Total	2,013,842		2,013,842

        We have approved share repurchase plans that have authorized us to repurchase up to $100 million of shares of our common stock. Through December 31, 2008, we have repurchased 6.7 million shares of our common stock for an aggregate amount of $71.8 million, under these programs. Subsequent to year end, through March 3, 2009, we repurchased an additional 1.7 million shares for $14.8 million. As of March 3, 2009, we have $13.4 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2008. We derived the selected financial data presented below for the five fiscal years ended December 31, 2008 from our audited financial statements. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our consolidated financial statements and the notes to those consolidated financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	As of or for the Year Ended December 31,
	2008	2007(1)	2006	2005(2)	2004(2),(3)
	(in thousands, except per share data)
Income Statement Data:
Direct premium and policyholder fees	$5,177,108	$3,677,749	$1,883,579	$1,088,857	$793,749
Reinsurance premium assumed	47,818	39,937	32,187	32,108	35,682
Reinsurance premium ceded	(624,472)	(776,267)	(718,624)	(349,003)	(243,590)

Net premium and other policyholder fees	4,600,454	2,941,419	1,197,142	771,962	585,841
Net investment income	81,270	106,970	75,459	61,448	55,564
Fee and other income	37,130	26,412	27,645	18,294	14,436
Net realized (losses) gains on investments	(59,681)	(40,178)	4,818	5,044	5,616

Total revenues	4,659,173	3,034,623	1,305,064	856,748	661,457
Total benefits, claims and other deductions	4,580,682	2,958,661	1,257,495	786,385	583,999

Income from continuing operations before equity in earnings of unconsolidated subsidiary	78,491	75,962	47,569	70,363	77,458
Equity in earnings (loss) of unconsolidated subsidiary	72,813	56,664	46,187	(3,980)	—

Income from continuing operations before taxes	151,304	132,626	93,756	66,383	77,458
Provision for income taxes	56,212	48,554	32,610	22,626	25,639

Income from continuing operations	95,092	84,072	61,146	43,757	51,819

Discontinued Operations:
Income from discontinued operations, net of taxes	—	—	9,788	10,119	12,052
Gain on Sale of discontinued operations, net of taxes	—	—	48,372	—	—

Income from discontinued operations	—	—	58,160	10,119	12,052

Net income	$95,092	$84,072	$119,306	$53,876	$63,871

Earnings per common share:
Basic:
Continuing operations	$1.09	$1.20	$1.04	$0.76	$0.95
Discontinued operations	—	—	0.99	0.18	0.22

Net income	$1.09	$1.20	$2.03	$0.94	$1.17

Diluted:
Continuing operations	$1.08	$1.18	$1.02	$0.74	$0.92
Discontinued operations	—	—	0.97	0.17	0.21

Net income	$1.08	$1.18	$1.99	$0.91	$1.13

(1)
Reflects the results of MemberHealth since its acquisition on September 21, 2007.

(2)
Amounts originally reported in our Annual Report on Form 10K for these years have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

(3)
Reflects the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

	As of December 31,
	2008	2007(1)	2006	2005(2)	2004(2),(3)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,567,348	$1,815,620	$1,677,973	$1,272,343	$1,187,775
Total assets	3,870,712	4,089,256	2,585,042	2,224,344	2,011,016
Policyholder related liabilities	1,760,915	1,798,886	1,300,398	1,202,922	1,141,439
Outstanding bank debt	320,625	349,125	90,563	95,813	101,063
Trust preferred securities	110,000	110,000	75,000	75,000	75,000
Shareholders' equity	1,316,084	1,351,066	623,909	531,884	419,421
Book value per share:
Basic	$15.58	$14.66	$10.54	$9.13	$7.60
Data Reported to Regulators:
Statutory capital and surplus	$611,497	$545,201	$282,453	$180,448	$135,380
Asset valuation reserve	590	5,220	4,445	3,182	2,423

Adjusted capital and surplus	$612,087	$550,421	$286,898	$183,630	$137,803

(1)
Reflects the results of MemberHealth since its acquisition on September 21, 2007.

(2)
Amounts originally reported in our Annual Report on Form 10K for these years have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

(3)
Reflects the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K.

        The following discussion and analysis presents a review of the Company as of December 31, 2008 and its results of operations for the fiscal years ended December 31, 2008, 2007 and 2006.

Overview

        As a result of the MemberHealth acquisition and Medicare Advantage expansion discussed in the notes to our financial statements set forth above, we have modified the way we manage and report our business compared to that reported during 2006. Our Senior Managed Care—Medicare Advantage segment remains unchanged and we continue to provide separate information on the results of our PFFS and HMO businesses contained in this segment. In addition, we are now including separate information regarding development of our preferred provider organization, or PPO, within this segment. We have split Part D from our Senior Market Health segment and formed a new segment to include both our Prescription PathwaySM historical product and its successor, PrescribaRxSM, and our Community CCRxSM product. We have combined the remaining former Senior Market Health segment, primarily Medicare supplement, with the former Specialty Health and Life & Annuity segments to form a new combined segment, Traditional Insurance. The Senior Administrative Services segment remains unchanged and we continue to report the corporate activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. We began to use this segment reporting structure with our annual report on Form 10-K for the year ended December 31, 2007. See "Note 22—Business Segment Information" in our consolidated financial statements included in this annual report on Form 10-K for a description of our segments.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of reported by us in our consolidated financial statements and the accompanying notes. Critical accounting policies are ones that require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. We believe that the following accounting policies are critical, as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  policy related liabilities and benefit expense recognition,

  •
  deferred policy acquisition costs,

  •
  goodwill and other intangible assets,

  •
  investment valuation,

  •
  recognition of premium revenues and policy benefits—Medicare products and

  •
  income taxes.

  Policy related liabilities and benefit expense recognition

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with actuarial assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims, known as IBNR. Benefit expenses are recognized in the period in which services are provided or claims are incurred and include an estimate of the cost of services and IBNR claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, resulting in reduced net income and shareholders' equity.

        The following table presents a summary of our policy-related liabilities by category:

	December 31,
Liability Type	2008	% of Total Policy Liabilities	2007	% of Total Policy Liabilities
	($ in thousands)
Policyholder account balances	$396,700	23%	$434,859	24%
Future policy benefit reserves:
Traditional life insurance	209,986	12%	202,258	11%
Accident and health	415,026	23%	414,192	23%

Total future policy benefit reserves	625,012	35%	616,450	34%

Policy and contract claims—accident and health	729,070	41%	735,364	41%
Policy and contract claims—Life	10,133	1%	12,213	1%

Total policy liabilities	$1,760,915	100%	$1,798,886	100%

  Policyholder Account Balances

        Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values increase to reflect additional deposits received and interest credited based on the account value. Account values decline to reflect surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. We review the interest crediting rates periodically and adjust them with minimum levels below which the crediting rate cannot fall as we deem necessary.

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

  Policy and Contract Claims—Accident and Health Policies

        The policy and contract claims liability for our accident and health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our IBNR, by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Accident & Health Claims Liability	2008	% of Total Policy Liabilities	2007	% of Total Policy Liabilities	2008	2007
	($ In thousands)
Medicare Part D	$408,802	23%	$352,688	20%	$396,205	$336,218
Medicare Advantage—PFFS	197,942	11%	246,048	13%	197,075	240,832
Medicare Advantage—HMO	59,366	3%	57,233	3%	56,367	53,563
Medicare supplement	43,590	2%	46,834	3%	31,715	33,653
Other—specialty	19,370	2%	32,561	2%	16,787	16,346

Total accident and health claim liabilities	$729,070	41%	$735,364	41%	$698,149	$680,612

        The following factors can affect these reserves and liabilities:

  •
  economic and social conditions,

  •
  inflation,

  •
  hospital and pharmaceutical costs,

  •
  changes in doctrines of legal liability,

  •
  premium rate increases,

  •
  extra-contractual damage awards, and

  •
  other factors affecting health care and insurance generally.

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

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption we use in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a specified rolling period. This period, ranging from 3 to 12 months, is dependent on the type of business with respect to which we are estimating reserves or liabilities. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

        We use the completion factor method for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires that we examine historical trend patterns as the primary method of evaluation. Because cumulative claims payment development often fluctuates widely close to the incurral date of claims, estimates for the most recent three months of incurred claims are based largely on our pricing assumptions for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our PFFS products.

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

        The following table presents the components of the change in our accident and health policy and contract claim liabilities for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$735,364	$193,391	$107,156
Less reinsurance recoverables	(56,580)	(54,615)	(29,258)

Net balance at beginning of year	678,784	138,776	77,898

Balances acquired	—	280,982	—
Incurred related to:
Current year	3,846,808	1,881,554	857,898
Prior years	(44,803)	(1,485)	(628)

Total incurred	3,802,005	1,880,069	857,270
Paid related to:
Current year	3,210,310	1,463,482	720,901
Prior years	574,495	157,561	75,491

Total paid	3,784,805	1,621,043	796,392

Net balance at end of year	695,984	678,784	138,776
Plus reinsurance recoverables	33,086	56,580	54,615

Balance at end of year	$729,070	$735,364	$193,391

        The negative medical cost amount, noted as "prior year development" in the table above, represents favorable adjustments as a result of prior year claim estimates being settled for amounts less than originally anticipated. These favorable developments occur due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2007 ultimately settled during 2008 for $44.8 million less than originally estimated, representing 2.4% of the incurred claims recorded in 2007. The majority of the favorable development of 2007 claim reserves resulted from our Senior Managed Care—Medicare Advantage segment, including $35.2 million relating to our PFFS business and $6.9 million relating to our HMO business. The actual claims trends were lower than the original estimate of trend factors as a result of:

  •
  lower than estimated utilization of hospital and physician services, and

  •
  limited historical information from which to base trend rate estimates at December 31, 2007, due to the rapid growth in our PFFS product in new geographic areas.

        Additionally, our original estimate of the completion factors used to establish reserves at December 31, 2007, which were based upon historical patterns, were lower than the actual pattern that emerged during 2008. The actual patterns reflect a shortening of the cycle time associated with provider claim submissions and changes in claim payment and recovery patterns associated with continued enhancements made in our claims processing functions for our PFFS product.

        We have adjusted for the favorable historical trend and completion factor experience together with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves at December 31, 2008. However, based on our historical experience, it is reasonably likely that our actual trend and completion factors may vary from the factors used in our December 31, 2008 estimates. Any future variances are expected to be within the ranges presented in our sensitivity analysis table.

        During the fourth quarter of 2008, we determined that a number of PFFS claims had been submitted to us by fictitious providers, as well as by some actual providers, seeking reimbursement for services that were not rendered. We believe that these activities are part of a pattern that has targeted traditional Medicare, as well as several Medicare Advantage PFFS plans including ours. We estimate that we paid approximately $18.9 million in benefits as a result of these false claims, mostly incurred in the fourth quarter of 2008, which reduced our fourth quarter profits by approximately $0.14 per share. These false claims, which we reflected in claims and other benefits in the consolidated statements of operations, did not have any impact on our prior year claim reserve development, as discussed above.

        During 2007, the claim reserve balances at December 31, 2006 ultimately settled for $1.5 million less than originally estimated, representing 0.2% of the incurred claims recorded in 2006. During 2006, the claim reserve balances at December 31, 2005 ultimately settled for $0.6 million more than originally estimated, representing 0.1% of the incurred claims recorded in 2005.

        In 2007, we acquired MemberHealth. The "balances acquired" line item in the table above represents the accident and health claim liabilities acquired in this transaction.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at December 31, 2008 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$2,115	(3)%	$(11,269)
(2)%	$1,409	(2)%	$(7,512)
(1)%	$704	(1)%	$(3,756)
1%	$(704)	1%	$3,769
2%	$(1,407)	2%	$7,537
3%	$(2,111)	3%	$11,306

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

  Policy and Contract Claims—Life Policies

        The liability for unpaid claims, which also reflects IBNR, reflects estimates of amounts to fully settle known reported claims as well as claims related to insured events that we estimate have been incurred, but have not yet been reported to us.

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

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises." Under FAS No. 60, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse. During 2007, we experienced an increase in the amount of lapses on our Medicare supplement business, resulting in an increased level of DAC amortization. During 2008, we have seen improved persistency on this business, requiring less amortization of DAC.

        We have approximately $238 million of unamortized DAC as of December 31, 2008. Approximately $84 million relates to our Life and Annuity business which we have entered into an agreement to reinsure. We anticipate that the closing will take place during the second quarter of 2009. Upon the closing of the reinsurance agreement, the Life & Annuity DAC will be written off as part of the net gain or loss on the transaction.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability as October 1, 2008, we determined the DAC was recoverable.

Goodwill and other intangible assets

Valuation of acquired intangible assets

        Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing these fair values as the new accounting basis of the acquired assets. The present value of future profits is based on an estimate of the cash flows of the in force business acquired, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies, tax matters and refinements made to estimates of fair value in connection with the preliminary allocation for acquisitions that occurred prior to January 1, 2009.

  Amortizing intangible assets

        We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Distribution channel acquired	30	Straight line over the estimated life of the asset
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames
Licenses	15	Straight line over the estimated weighed average life of the licenses
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        We periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. There were no impairment losses relating to our amortizing intangible assets during 2008.

  Goodwill

        SFAS No. 142, Goodwill and Other Intangible Assets, known as SFAS 142, requires that goodwill balances be reviewed for impairment, at the reporting unit level, at least annually for impairment or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We had goodwill allocated to the following reporting units as follows (in thousands):

	December 31,
	2008	2007
Senior Managed Care—Medicare Advantage(1)	$77,459	$77,958
Medicare Part D(1)	448,215	520,764
Traditional Insurance(2)	—	3,893
Senior Administrative Services	4,357	4,357

Total Goodwill	$530,031	$606,972

(1)
Change in goodwill was due to adjustments to purchase accounting, including a purchase price adjustment. See Note 4 of the consolidated financial statements in this Annual Report on Form 10-K under the caption "Intangible Assets" for additional information regarding these adjustments.

(2)
Change in goodwill was due to impairment. See discussion below.

        The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. Outcomes from the discounted cash flow analysis were compared to other market approach valuation methodologies for reasonableness. We used a range of discount rates that correspond to a market-based weighted-average cost of capital. Key assumptions, including changes in membership, premium yields, medical cost trends and selected government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for the Traditional reporting unit and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit's fair value to decrease. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected.

        The Company performed its annual goodwill assessment for the individual reporting units as of October 1, 2008. The conclusion reached as a result of the annual goodwill impairment testing for 2008 was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test), except for the Traditional reporting unit. The Company concluded that the fair value of the Traditional reporting unit had declined, due to decreasing sales outlooks and the lapsation of Medicare supplement policies. As a result of the step 2 analysis, the allocation of the fair value of the Traditional reporting units to its respective assets and liabilities as of October 1, 2008 indicated an implied level of goodwill of $0. Therefore, the Company recorded an impairment charge of $3.9 million of goodwill for the Traditional reporting unit.

  Investment Valuation

        The fair value for the majority of our fixed maturity and equity securities is determined by market prices supplied by third party pricing services. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for a discussion regarding the interest rate sensitivity of our investment portfolio.

        SFAS No. 157, Fair Value Measurements, known as SFAS 157, requires all publicly-traded companies in the U.S. to classify their assets based on the certainty with which fair values can be calculated into three asset categories: Level 1, Level 2 and Level 3. Level 1 assets are the easiest to value accurately based on standard market-based prices and Level 3 are the most difficult. We have analyzed the third party pricing services valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified most securities that had prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        The following table presents the fair value of fixed maturity and equity securities that are carried at fair value by SFAS 157 hierarchy levels, as of December 31, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—
Level 2	1,028,449	99.6%
Level 3	4,434	0.4%

	$1,032,883	100.0%

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

        Due to a general lack of transparency in the process that brokers use to develop prices, we classify most securities that have prices that are based on broker's prices as Level 3. We also classify internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing reflects significant non-observable inputs. We classify private placement equity securities as Level 3 due to the lack of observable inputs.

        The following table presents the fair value of the asset sectors within the SFAS 157 Level 3 securities as of December 31, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Mortgage and asset-backed securities	$1,862	42.0%
Corporate debt securities	2,082	47.0%
Equity securities	490	11.0%

Total Level 3 securities	$4,434	100.0%

        Mortgage and asset-backed securities represents private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

  Impairment

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation reflects the intent and ability to hold the security to recovery, and we perform it on an individual security basis. We recognize impairment losses when we determine declines in fair values based on quoted prices to be other-than-temporary.

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

  Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have led to higher delinquency and loss rates, especially with regard to securities issued in 2006 and 2007 that are collateralized by interests in mortgages originated in 2006 and 2007. These factors combined with heightened capital constraints on financial institutions have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of December 31, 2008, we held subprime securities with par values of $140.3 million, an amortized cost of $51.4 million and a market value of $38.3 million representing approximately 2.4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA- by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or an equivalent rating.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(In thousands)
2003	$6,243	$3,991	$(2,252)
2004	3,308	2,692	(616)
2005	24,928	16,764	(8,164)
2006	12,177	10,388	(1,789)
2007	4,706	4,486	(220)

Totals	$51,362	$38,321	$(13,041)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for 21 out of a total of 32 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began last year:

		2008 Quarter Ended
	2007	March 31	June 30	September 30	December 31	2008	Cumulative
	(In thousands)
Subprime	$40,997	$29,800	$11,771	$2,329	$4,064	$47,964	$88,961
Other structured	—	—	1,384	2,432	829	4,645	4,645
Corporate	—	—	—	7,177	—	7,177	7,177

	$40,997	$29,800	$13,155	$11,938	$4,893	$59,786	$100,783

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of December 31, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings that were initially impaired during the first quarter of 2008. In addition, during 2008, we have recognized an other-than-temporary impairment on five other structured securities and three corporate securities. The corporate other-than-temporary impairment reflects $6.1 million on two Lehman Brothers securities.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services. However, we cannot give assurance that there will be no further impairments on these securities, until the market as a whole stabilizes. However, we believe that we will recover principal and interest greater than the market prices currently indicate on the subprime and other structured securities.

  Recognition of Premium Revenues and Policy Benefits—Medicare Products

        Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance. Prescription drug benefits are provided under Part D. The Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits including wellness programs to Medicare eligible persons under HMO, PPO, PFFS and stand-alone Part D plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month.

        We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period's revenue.

        Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. It is the Company's practice to accrue revenue in addition to the premiums received from CMS based upon changes to hierarchical condition categories (HCC) risk scores not then considered by CMS and based solely on the analysis of claims information and confirmed chart data that is in the possession of the Company. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned, no longer than a one-year period. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

  Medicare Risk Adjustment Provisions

        CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans, including our HMO, PFFS and PPO plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. The risk adjustment revenues are periodically reconciled by CMS and the settlement could result in adjustments to premium revenue. The stand-alone PDP payment methodology is based on the risk adjustment model, however, we do not have access to diagnosis data with respect to our stand-alone PDP members. We are reliant on CMS to capture and collect the necessary diagnosis information for these members. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectability is reasonably assured. Our monthly premium payment from CMS could change materially, either favorably or unfavorably, as a result of changes in the risk scores for the underlying membership of our plans.

  Membership Reconciliation

        We analyze the membership for our Medicare Part D, HMO, PFFS and PPO plans in our administrative system and reconcile to the enrollment provided by CMS. Our revenues and claims expense are based on the enrollment information provided by CMS. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in membership as a result of retroactive terminations, additions or other changes. Current period revenues are adjusted to reflect retroactive changes in membership.

  Medicare Part D

        We provide prescription drug coverage in accordance with Medicare Part D as a stand-alone benefit to Medicare-eligible beneficiaries, known as Part D benefits, through our PDPs under multiple contracts with from the CMS On January 1, 2006, we began providing Part D benefits under our Prescription PathwaySM plans pursuant to a strategic alliance with CVS/Caremark. The Prescription

PathwaySM PDPs sponsored by subsidiaries of Universal American were reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re, a subsidiary of CVS/Caremark. The strategic alliance with CVS/Caremark was terminated as of December 31, 2008. In connection with termination, we divided the membership between Universal American and CVS/Caremark, transferring 236,000 members to CVS/Caremark.

        The remaining 280,000 will continue under our Prescriba RxSM PDP, our successor to Prescription PathwaySM, under which we will participate on a 100% basis in the plan. In connection with our acquisition of MemberHealth on September 21, 2007, we began providing Part D benefits through Community CCRx PDP. Our Medicare contracts with CMS renew annually.

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

        Our PDPs receive monthly payments from CMS and members which generally represent our bid amount for providing insurance coverage. The payments from CMS reflect the health status of the beneficiary and risk sharing provisions, as discussed below. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits.

  Risk Corridor and subsidies for Medicare Part D

        Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. The risk corridor provisions permit our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor provisions compare a plan's actual prescription drug costs, known as actual allowable costs, to their targeted costs, as reflected in their bids ("target amount') and could result in positive or negative adjustments to the CMS payment, that are reported through premium revenues. Variances exceeding, or below, thresholds may result in CMS making additional payments to us, or requiring us to refund to CMS a portion of the payments we received. Actual allowable costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined "standard" benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment, at the contract level, based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record a receivable or payable in the consolidated balance sheets based on the expected settlement. The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain, including, among others, member eligibility differences with CMS.

        Our CMS payments also include catastrophic reinsurance allowances and Federal subsidies (CMS contract deposits) for which we do not bear risk. These subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are reimbursed by CMS through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS's prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as deposits in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

        In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS's defined standard benefits. The demonstration payment option is an arrangement in which CMS pays a capitation amount to a plan for assuming the government's portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represents a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for all of our enhanced benefit plans. This capitation amount, derived from our annual bid submissions, is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

        Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made by CMS approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. In October 2008, we received the reconciliation settlement data from CMS for the 2007 Plan year. These amounts were settled on a preliminary basis in the fourth quarter. However, the Company has requested a reopening of the 2007 Plan year. The Company does not expect any reopening to have a material impact on the consolidated financial statements. In October 2007, we received the reconciliation settlement data from CMS for the 2006 Plan year. These amounts were settled on a preliminary basis in the fourth quarter of 2007. However, CMS reopened the 2006 Plan year which resulted in the settlement of additional amounts for that Plan year in June 2008. The reopening did not have a material impact on the consolidated financial statements.

        At December 31, 2008, the remaining balance due from CMS for both plans for the 2008 Plan year was approximately $547 million, including approximately $529 million for reinsurance and low-income cost subsidies and $18 million for the risk corridor. At December 31, 2008, the total due from CMS for both plans for the 2007 Plan year was approximately $103 million, including approximately $86 million for reinsurance and low-income cost subsidies and $17 million for the risk corridor. The Company received payment of $80 million for a reopening of the 2007 Plan year on January 2, 2009 and continues to work with CMS to settle the remaining amounts for the 2007 Plan year. At December 31, 2007, the total due from CMS from both plans for the 2007 Plan year was approximately $451 million, including approximately $406 million for reinsurance and low-income cost subsidies and $45 million for the risk corridor. At December 31, 2007, the remaining balance due to CMS from both plans for the 2006 Plan year was approximately $23 million, including approximately $12 million for reinsurance and low-income cost subsidies and $11 million for the risk corridor.

        During 2008 and 2007, we also paid Part D benefits for individuals who ultimately were determined to be members of other plans. At December 31, 2008 and 2007, in connection with both the Prescription PathwaySM and Community CCRx plans, we have established a receivable totaling $17.4 million and $24.2 million, respectively, for these claims which is included in other Part D receivables on the consolidated balance sheets. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, we have established a liability totaling $6.2 million and $11.2 million, at December 31, 2008 and 2007, respectively, included in policy and contract claims-health on the consolidated balance sheets, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As these membership differences are resolved, it is likely that the membership data upon which we based our results for prior plan years will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of December 31, 2008 or 2007 is likely to be material.

  Income Taxes

        We use the liability method to account for deferred income taxes. Under the liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that reflects the enactment date of a change in tax rates.

        We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We recognize increases in these valuation allowances as deferred tax expense. We reflect portions of the valuation allowances subsequently determined to be no longer necessary as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, we first apply changes in those allowances to increasing or decreasing the goodwill, but not below zero, or other intangibles related to the acquisition, for acquisitions occurring before January 1, 2009, and then apply those changes as an increase or decrease in income tax expense.

        We carried valuation allowances on deferred tax assets of $4.4 million at December 31, 2008 and $3.1 million at December 31, 2007 primarily related to the tax benefits associated with a New York state net operating loss carryforward. At December 31, 2008, we recorded our deferred tax assets based on the amount that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes.

Significant Transactions and Initiatives

  Medicare Advantage

        Through HMO subsidiaries of Heritage Health Systems, Inc., we operate Medicare Advantage coordinated care plans in Texas, Oklahoma and Wisconsin. We have continued to increase our marketing of Medicare Advantage plans for Medicare HMOs and PFFS. As of December 30, 2008, our HMO enrollment has increased to approximately 54,300 members from 46,000 members at December 31, 2007. We elected not to renew our Medicare Advantage HMO contract in Florida for 2008, and, as of January 1, 2008, we had no HMO membership in Florida.

        Through our insurance subsidiaries American Progressive, Pyramid Life and Marquette we offered our PFFS products in 47 states in 2008, up from 35 states at December 31, 2007. As of December 31, 2008, our enrollment in PFFS plans has decreased to approximately 186,200 members, compared with 190,000 members at December 31, 2007.

        In late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we advised CMS of our intent to market PPO products and received approval from CMS to launch PPO plans in 9 states, across 15 markets. Marketing for these PPO plans began on October 1, 2008. We continue to cultivate provider relationships across additional states and markets, with the anticipation of filing several more markets with CMS in first quarter 2009 for the 2010 benefit year.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the Medicare Modernization Act. The federal government pays a portion of the premium for this insurance, and the individuals who enroll pay the balance, if any. The federal government will also provide additional subsidies in the form of premium support, coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries and the federal reinsurance subsidy for claims in the catastrophic benefit phase. For the 2008 plan year, we offered, through our insurance subsidiaries, our Community CCRxSM and Prescription PathwaySM prescription drug plans in all 34 regions designated by CMS in which we bid. In addition, since we had a national plan bid below the benchmark in 29 and 30 regions, for Community CCRxSM and Prescription PathwaySM, respectively, we received auto assignment of "dual eligible" and "low income subsidy" beneficiaries who are dually eligible for Medicare and Medicaid in the regions where our bids were below the benchmark.

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

        We participated, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which we recorded in the first quarter 2008.

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

        We paid the original purchase price of $630 million, apportioned 55% in cash and 45% in our common stock valued at $20 per share. We paid transaction costs of approximately $12 million in cash. In addition to the purchase price, the transaction contemplated an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out was $150 million, payable in cash and our common stock. On December 31, 2008, the maximum potential payable was amended so that there is no longer a stock portion of the earn-out payment; therefore, the maximum potential payout for any earn-out has been reduced from $150 million to $82.5 million, representing the 55% cash portion only. Additionally, there was no earn-out earned for 2008, thus further reducing the maximum potential earn-out from $82.5 million to $55 million for 2009 and 2010.

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted to, and later accepted by CMS from

MemberHealth in June 2007 for its 2008 Part D plans. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we are amortizing into income over the contract period, January 1, 2008 to December 31, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations. See Note 3 of notes to consolidated financial statements for further discussion.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of their pre-tax income for the first quarter of 2007 of approximately $26 million. We adjusted the pro forma financial information in our financial statements for the year ended December 31, 2007 included in our filed Annual report on Form 10-K, to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we concluded a settlement agreement and amendment of the merger agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $16 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock, valued at $35 million. We have retired these shares. As a result of this settlement, in the first quarter of 2008, we reduced goodwill by the amount of the cash and common shares received, $82 million in total, and we adjusted liabilities in relation to the $16 million forgiveness.

        During the third quarter of 2008, we performed the final purchase accounting for the MemberHealth acquisition, adjusting the purchase price allocation to reflect the final values. The adjustments posted increased goodwill by $7.9 million, primarily as a result of two significant items, the final 2007 CMS risk score adjustment and the 2007 final CMS prescription drug event reconciliation, as discussed below.

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

        The final 2007 plan year reconciliation could not be completed until CMS finalized the membership eligibility data, the prescription drug event data, the plan to plan membership reconciliation and the risk score adjustments. CMS finalized the risk score adjustment in July 2008, the prescription drug event data submission deadline was July 31, 2008, CMS completed the Phase III or final plan to plan membership reconciliation in September 2008 and we received the final reconciliation for the 2007 Plan year in October 2008. After the receipt of this finalized information, we reconciled the amount due to CMS. We performed the reconciliation for the pre-acquisition and post-acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on the reconciliation, we determined that the CMS receivable as of the date of acquisition was overstated by approximately $10.3 million, and that the receivable relating to post-acquisition activity was understated by approximately $2.0 million. We recorded the pre-acquisition amount, net of deferred taxes of $3.6 million, as an adjustment to goodwill and we reported the post-acquisition amount as a reduction of third quarter claims expense.

        After giving effect to the settlement and the final allocation adjustments discussed above, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted for deferred income taxes, was approximately $607.6 million.

        We expect the MemberHealth transaction to create significant strategic benefits, including the opportunity for us to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association, known as the NCPA, and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide us with capital to support our organic growth, investment funds operated by Lee Equity Partners, LLC, Perry Capital, LLC, Union Square Partners Management, LLC, the successor to Capital Z Management, LLC, and Welsh, Carson, Anderson & Stowe X, L.P., acquired shares of our Series A and Series B preferred stock valued at $20 per equivalent share of our common stock. These funds invested a total of approximately $350 million, of which they funded $100 million in the second quarter of 2007, and the remainder effective September 21, 2007. The preferred stock is convertible into shares of our common stock and does not bear a dividend. See Note 8—Stockholders' Equity to the consolidated financial statements included elsewhere in this annual report on Form 10-K, for additional information regarding the preferred stock. We did not register the preferred stock under the Securities Act of 1933, as amended, and it may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement.

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

        In the last two years, there has been increased competition from Medicare Advantage plans, including our own, which has affected our production and persistency of Medicare supplement business. As a result, we continue to experience higher than expected lapsation in our Medicare supplement business. However, the rate of excess lapsation declined in 2008 compared to our experience in 2007. This excess lapsation has accelerated the amortization of the deferred acquisition costs and present value of future profits assets associated with the lapsed business. We cannot give assurances that lapsation of our Medicare supplement business will decline, and continued excess lapsation will require continued accelerated amortization of these assets.

  Sale of Canadian Subsidiary

        On December 1, 2006, we completed the sale of our Canadian operations for approximately $131 million cash. The sale resulted in an after-tax realized gain of approximately $48 million and generated approximately $96 million of after tax proceeds. As a result, we have reported our Canadian operations as discontinued operations. See Note 23—Discontinued Operations in our consolidated financial statements included in this annual report on Form 10-K for a more detailed description of the sale.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net income:

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$94,625	$52,726	$10,509
Medicare Part D(1)	127,444	116,888	49,190
Traditional Insurance(1)(2)	4,845	14,106	35,842
Senior Administrative Services(1)	22,020	24,124	15,840
Corporate(1)	(37,949)	(35,040)	(22,443)
Net realized (losses) gains on investments	(59,681)	(40,178)	4,818

Income before provision for income taxes(1)	151,304	132,626	93,756
Provision for income taxes	56,212	48,554	32,610

Income from continuing operations	95,092	84,072	61,146

Discontinued Operations:
Income from discontinued operations, net of income taxes	—	—	9,788
Gain on sale of discontinued operations, net of taxes	—	—	48,372

Income from discontinued operations	—	—	58,160

Net income	$95,092	$84,072	$119,306

Earnings per common share (diluted):
Continuing operations	$1.08	$1.18	$1.02
Discontinued operations	—	—	0.97

Net income	$1.08	$1.18	$1.99

(1)
We evaluate the results of operations of our segments based on income before realized gains and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which reflects the effect of realized gains in the determination of net income. The schedule above reconciles our segment income to net income in accordance with generally accepted accounting principles.

(2)
Includes $3.9 million goodwill impairment in 2008.

  Years ended December 31, 2008 and 2007

        Net income for 2008 was $95.1 million, or $1.08 per diluted share, compared to $84.1million, or $1.18 per diluted share for 2007. Net income for 2008 reflects realized investment losses, net of tax, of $38.8 million, or $0.44 per diluted shares, relating primarily to the recognition of other-than-temporary impairment of some of our securities with exposure to subprime mortgages, other structured securities and corporate securities . Income from continuing operations for 2007 reflects realized investment losses, net of tax, of $26.1 million, or $0.37 per diluted shares, relating primarily to the recognition of other-than-temporary impairment of some of our securities with exposure to subprime mortgages.

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $94.6 million in the year ended December 31, 2008, an increase of $41.9 million compared to 2007, primarily due to growth in HMO and PFFS member months, $35.2 million of net positive 2007 development in our PFFS business, $6.9 million of net positive 2007 development in our HMO business and improved PFFS and HMO medical loss ratios, partially offset by false claims of $18.9 million submitted by fictitious providers in our PFFS business, lower investment income due to declining short term interest rates and $12.3 million of start-up costs mainly associated with the establishment of our PPO networks.

        Our Medicare Part D income increased by $10.6 million, compared to the year ended December 31, 2007. We acquired MemberHealth on September 21, 2007 and our results for the year ended December 31, 2008 reflect income of $89.4 million on MemberHealth's business, which is an increase of $26.1 million over the prior year period. This was partially offset by a decrease in year to date earnings on Prescription PathwaySM business of $15.5 million compared with the prior year period, primarily as a result of increases in prescription drug costs and the impact of the government risk corridor.

        Our Traditional Insurance segment income before taxes decreased by $9.3 million compared to 2007, due to $3.9 million impairment of goodwill and lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for 2008, compared with 75.3% for last year. Individual loss ratios for 2008 were 75.2% for Medicare supplement, compared with 73.4% for last year, due to higher skilled nursing facility claims and aging of the business; 91.7% for specialty health, compared with 90.1% for last year and 65.8% for life and annuity, compared with 67.1% for last year.

        Segment income before taxes for our Senior Administrative Services segment decreased by $2.1 million, or 9%, to $22.0 million for the year ended December 31, 2008, as compared to 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        The loss from our Corporate segment increased by $2.9 million, or 8%, for the year ended December 31, 2008 compared to the 2007. The increase was due primarily to an increase in interest costs and the cost of stock based compensation, partially offset by lower other parent company expenses, net of revenues and the non-recurring early extinguishment of debt costs incurred in 2007.

  Years ended December 31, 2007 and 2006

        Net income for 2007 was $84.1 million, or $1.18 per diluted share, compared to $119.3 million, or $1.99 per diluted share for 2006. Income from continuing operations increased by 37% compared to income from continuing operations of $61.1 million, or $1.02 per diluted share, for 2006. Income from continuing operations for 2007 reflects realized investment losses, net of tax, of $26.1 million, or $0.37 per diluted shares, relating primarily to the recognition of other-than-temporary impairment of some of our securities with exposure to subprime mortgages. Income from continuing operations for 2006 reflects realized investment gains, net of tax, of $5.0 million, which reflects a benefit from a $1.9 million release of a tax valuation allowance relating to net capital loss carryforwards.

        Results for 2007 include MemberHealth from September 21, 2007, the date of its acquisition by us, which generated incremental revenues of $318.3 million and pre-tax income of $63.3 million. In connection with the acquisition and related refinancing, we issued 31.7 million common equivalent shares of equity securities and incurred a pre-tax expense of $0.6 million, after-tax, related to the immediate amortization of the remaining capitalized loan fees on the debt that we refinanced. In connection with issues that arose in 2008 with respect to the MemberHealth transaction, in March 2008, we concluded a settlement agreement under which the sellers of MemberHealth delivered to us 2,027,071 shares of our common stock.

        Our effective tax rate for continuing operations was 36.6% for 2007, and 34.8% for 2006, reflecting the release of the valuation allowance noted above.

        Net income for 2006 included income from discontinued operations, after taxes, including the gain on the sale of PennCorp Life, was $58.2 million or $0.97 per diluted share.

        Our senior managed care—Medicare Advantage segment generated segment income of $52.7 million in 2007, an increase of $42.2 million compared to 2006, resulting primarily from growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 3,100 counties in 47 states.

        Our Medicare Part D income increased by $67.7 million, or 138%, compared to 2006. This reflects $63.3 million on MemberHealth's business since September 21, 2007, the date of acquisition, a period of the year that typically represents the highest operating results for prescription drug plans due to the seasonal nature of the benefits provided.

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

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
Total Segment	2008	2007	2006
	(In thousands)
Net premiums	$2,404,067	$1,920,309	$444,663
Net and other investment income	16,626	23,142	5,972

Total revenue	2,420,693	1,943,451	450,635

Medical expenses	2,001,163	1,611,824	332,248
Amortization of intangible assets	4,056	3,844	3,479
Commissions and general expenses	320,849	275,057	104,399

Total benefits, claims and other deductions	2,326,068	1,890,725	440,126

Segment income before taxes	$94,625	$52,726	$10,509

        Our Senior Managed Care—Medicare Advantage segment reflects the operations of our PFFS business and our HMOs, which offer coverage to Medicare beneficiaries in southeastern Texas, north Texas, Oklahoma and Wisconsin. These businesses provide managed care for seniors under a contract with CMS. Our career and independent agents sold PFFS through American Progressive, Pyramid Life and Marquette in approximately 3,100 counties across 47 states. Our HMO products are sold by our career and independent agents and directly by employee representatives. Beginning in 2008, this segment also reflects start up costs associated with the establishment of affiliated PPO organizations.

  Years ended December 31, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income before taxes of $94.6 million in the year ended December 31, 2008, an increase of $41.9 million compared to 2007, primarily due to growth in HMO and PFFS member months, $35.2 million of net positive 2007 development in our PFFS business, $6.9 million of net positive 2007 development in our HMO business and improved PFFS and HMO medical loss ratios, partially offset by false claims of $18.9 million submitted by fictitious providers in our PFFS business, lower investment income due to declining short term interest rates and $12.3 million of start-up costs mainly associated with the establishment of our PPO networks.

  Years ended December 31, 2007 and 2006

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $52.7 million in 2007, an increase of $42.2 million compared to 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states in 2006 to 3,100 counties in 47 states in 2007.

	For the year ended December 31,
PFFS	2008	2007	2006
	(In thousands)
Net premiums	$1,740,948	$1,412,842	$111,278
Net and other investment income	10,093	15,419	988

Total revenue	1,751,041	1,428,261	112,266

Medical expenses	1,495,209	1,217,884	87,843
Commissions and general expenses	205,014	187,515	34,765

Total benefits, claims and other deductions	1,700,223	1,405,399	122,608

Income before taxes	$50,818	$22,862	$(10,342)

        Membership.    For a discussion of the accounting for PFFS and other Medicare Advantage policies, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before CMS pays us for the member. We analyze the membership in our administrative system and the enrollment provided by CMS. We recognize these timing delays and that CMS may not approve the Medicare beneficiary for enrollment in our plans. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of December 31, 2008 is likely to be material.

  Years ended December 31, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $328.1 million compared to 2007, primarily due to growth in member months and higher revenue per member. Membership decreased to approximately 186,200 as of December 31, 2008 from approximately 190,000 as of December 31, 2007. However, the member months for the year ended December 31, 2008 increased to approximately 2,242,000 from approximately 2,041,000 for the year ended December 31, 2007 as a result of the timing of the effective date of membership for each period. Net investment and other income decreased by $5.3 million, due primarily to lower yields of invested assets as a result of a decline in short term interest rates and lower invested asset levels.

        Benefits, Claims and Expenses.    Medical expenses increased by $277.3 million compared to 2007, primarily due to growth in member months and false claims of $18.9 million submitted by fictitious providers. 2008 results also include $35.2 million of positive prior period reserve development. The PFFS medical loss ratio decreased to 85.9% for 2008 from 86.2% for 2007. Backing out the impact of 2007 positive development and the false claims, the medical loss ratio for 2008 was 86.5%. Commissions and general expenses increased by $17.5 million compared to 2007, due primarily to the growth in business.

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

	For the year ended December 31,
HMOs	2008	2007	2006
	(In thousands)
Net premiums	$663,120	$507,466	$333,386
Net and other investment income	6,533	7,723	4,984

Total revenue	669,653	515,189	338,370

Medical expenses	505,954	393,939	244,405
Amortization of intangible assets	4,056	3,844	3,479
Commissions and general expenses	103,573	87,542	69,635

Total benefits, claims and other deductions	613,583	485,325	317,519

Income before taxes	$56,070	$29,864	$20,851

  Years ended December 31, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $155.7 million, or 31%, compared to 2007. Approximately $143.1 million of the increase was due to the growth in Medicare membership along with higher member risk scores and additional 2007 risk score revenue received during the year. Medicare membership increased to approximately 54,300 members at December 31, 2008 from approximately 45,700 at December 31, 2007. Revenue from the commercial business in Oklahoma increased $13.6 million due to growth in membership and because 2007 included ten months of commercial operations whereas the 2008 included a full twelve months of operations.

        Benefits, Claims and Expenses.    Medical expenses increased by $112.0 million, or 28%, compared to 2007. Growth in Medicare membership added approximately $104.7 million and growth in commercial business added $11.8 million which was offset by $4.4 million due to a decrease in utilization of member benefits. The member benefit ratio for the HMOs decreased to 76.3% for 2008, from 77.6% for 2007, as a result of $6.9 million of positive prior period reserve development, a $4.1 million 2007 risk score adjustment recorded during the year and a decrease in utilization of member benefits. Commissions and general expenses, while increasing $16.0 million compared to 2007, decreased as a percent of net premiums by 1.7% from 17.3% for 2007 to 15.6% for 2008. For 2007, start-up costs associated with the acquisition of members in new markets were incurred.

  Years ended December 31, 2007 and 2006

        Revenues.    Net premiums for our HMOs increased by $174.1 million, or 52%, compared to 2006, primarily due to growth in membership. Medicare membership increased to approximately 45,700 members at December 31, 2007 from approximately 35,400 at December 31, 2006. Additionally, in connection with the acquisition of Harmony Health in March 2007, we acquired approximately 10,600 commercial members which represent approximately $28.3 million of the increase in net premiums. The Harmony Health commercial business had a medical loss ratio of 87.4% for 2007. This commercial business is capitated through an arrangement with the seller, the Oklahoma City Clinic. Net investment income increased by $2.7 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $149.5 million, or 61%, compared to 2006. Growth in Medicare membership added approximately $106.8 million and the Harmony Health commercial business added $24.7 million. Of the remaining $18.0 million balance, $9.1 million was due to an increase in the medical loss ratio due to a change in the mix of business for new markets, and $8.9 million was due to increase of utilization of member benefits. The medical loss ratio for the HMOs increased to 77.6% for 2007, from 73.3% for 2006, as a result of entering new markets, a change in the mix of business, as described previously, and an increase in utilization of member benefits and provider compensation. The medical loss ratio for 2007 reflects the commercial business from the acquisition of Harmony Health. Excluding the commercial business, the loss ratio for the HMOs was 77.1%. Commissions and general expenses increased by $17.9 million compared to 2006, due primarily to the growth in business and an increase in commissions as more of the Medicare Advantage product is being sold by our agents.

	For the year ended December 31,
PPOs	2008	2007	2006
	(In thousands)
Net premiums	$—	$—	$—
Net and other investment income	—	—	—

Total revenue	—	—	—

Medical expenses	—	—	—
Amortization of intangible assets	—	—	—
Commissions and general expenses	12,263	—	—

Total benefits, claims and other deductions	12,263	—	—

Loss before taxes	$(12,263)	$—	$—

  Years ended December 31, 2008 and 2007

        Expenses.    Commissions and general expenses amounted to $12.3 million in 2008 due to the costs of establishing provider networks in preparation for our initial launch of PPO plans in 2009.

Segment Results—Medicare Part D

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Direct and assumed premium	$2,089,226	$950,986	$551,311
Risk corridor adjustment/government reinsurance	9,273	(113,545)	(69,137)

Direct and assumed premium after risk corridor adjustment	2,098,499	837,441	482,174
Ceded premium	(296,372)	(258,650)	(237,363)

Net premium	1,802,127	578,791	244,811
Other Part D income—PDMS	72,813	56,664	46,187

Total Part D revenue	1,874,940	635,455	290,998
Net investment and other income	21,130	7,083	3,141

Total revenue	1,896,070	642,538	294,139

Pharmacy benefits	1,533,090	427,195	213,909
Amortization of intangible assets	16,022	4,437	—
Commissions and general expenses	219,514	94,018	31,040

Total benefits, claims and other deductions	1,768,626	525,650	244,949

Segment income before taxes	$127,444	$116,888	$49,190

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

        We participated, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which we recorded in the first quarter 2008.

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

        For a discussion of the accounting for Part D see Notes 2 and 21 of the notes to the consolidated financial statements and critical accounting policies in our annual report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of December 31, 2008 is likely to be material.

        Other Part D income—PDMS represents our equity in the earnings of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment reported to CMS. As discussed above and at Note 21 of the notes to the consolidated financial statements, this strategic alliance was terminated, effective December 31, 2008. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 22 of the notes to the consolidated financial statements in this quarterly report on Form 10-K.

  Years ended December 31, 2008 and 2007

        Our Medicare Part D income increased by $10.6 million, compared to the year ended December 31, 2007. We acquired MemberHealth on September 21, 2007 and our results for the year ended December 31, 2008 reflect income of $89.4 million on MemberHealth's business, which is an increase of $26.1 million over the prior year period. This was partially offset by a decrease in year to date earnings on Prescription PathwaySM business of $15.5 million compared with the prior year period, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor.

        Membership.    At December 31, 2008, our total membership for Medicare Part D was 1,835,000 members compared to 1,669,000 members at December 31, 2007, an increase of 166,000 members or 10% over December 31, 2007. The increase is principally attributable to growth from open enrollment, and dual eligible members auto assigned to our plans in 2008. For Medicare Part D, we based our membership on enrollment information provided by CMS which indicated that, as of December 31, 2008, approximately 1,835,000 members were enrolled. for which we were paid by CMS. At December 31, 2008, our Part D membership reflects approximately 1,308,000 members enrolled in our Community CCRxSM PDP and 527,000 members enrolled in our Prescription PathwaySM business, which we participate in on a 50% basis. Prior to January 1, 2008, we participated, on a 33.3% basis, in Arkansas BCBS which had approximately 25,000 members at December 31, 2007.

        Revenues.    Direct and assumed premium after risk corridor adjustment increased by $1,261.1 million, or 151%, compared to the prior year period. This growth resulted primarily from the inclusion of a full year of business for MemberHealth which generated $1,542.8 million of direct and assumed premium for the year ended December 31, 2008 compared to $398.2 million in the three months after acquisition in 2007. The MemberHealth premium reflects $39.2 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $122.8 million compared to the year ended December 31, 2007. The government risk corridor adjustment from MemberHealth for the year ended December 31, 2008 was an increase in revenues of $13.3 million, which was an increase of $93.4 million over the prior year as we acquired MemberHealth on September 21, 2007. The government risk corridor adjustment from our Prescription PathwaySM business decreased revenue $1.4 million for the year ended December 31, 2008 compared to a decrease of $33.4 million for the same period in 2007. The 2008 revenues reflect a $3.9 million reduction related to the final 2007 CMS PDE reconciliation for Prescription PathwaySM business.

        Other Part D income—PDMS increased by $16.1 million compared to the year ended December 31, 2007 as a result of growth in business at Prescription PathwaySM and increased revenue rates. Net investment and other income increased by $14.0 million principally as a result of the inclusion of revenue earned by MemberHealth for third party services, partially offset by lower rates of return on investments.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $1,105.9 million compared to the year ended December 31, 2007. The MemberHealth business generated $1,262.2 million of benefits for the year ended December 31, 2008, which was an increase of $1,067.7 million over the prior year period due to the acquisition of MemberHealth on September 21, 2007. The 2008 pharmacy benefits reflect a $2.0 million reduction related to the final 2007 CMS PDE reconciliation for MemberHealth. Pharmacy benefits for our Prescription PathwaySM business increased by $38.2 million or 16% over the prior year period. The ratio of incurred prescription drug benefits to net premium for our Medicare Part D business was 85.1% compared to 73.8% for 2007 primarily as a result of the impact in 2008 of the negative 2007 revenue adjustments discussed above as well as increased benefits. Amortization of intangibles increased $11.6 million as the result of a full year of amortization of intangible assets recorded in connection with the acquisition of MemberHealth compared with three months in 2007. Commissions and general expenses increased by $125.5 million, compared to the year ended December 31, 2007. Commissions and general expenses for our PBM and CCRx business increased $121.8 million over the prior year as a result of a full year in 2008 compared to three months in 2007. The balance of the increase of $3.7 million relates to the growth in our Prescription PathwaySM business.

  Years ended December 31, 2007 and 2006

        Our Medicare Part D income increased by $67.7 million, or 138%, compared to 2006. This reflects $63.3 million on MemberHealth's business since the date of acquisition on September 21, 2007 and is for a period of the year that typically represents the highest operating results for prescription drug plans due to the seasonal nature of the benefits provided.

        Membership.    At December 31, 2007, our total membership for Medicare Part D was 1,669,000 members compared to 456,000 members at December 31, 2006, an increase of 1,213,000 members principally attributable to our acquisition of MemberHealth. For Prescription PathwaySM, we based our membership on enrollment information provided by CMS which indicated that, as of December 31, 2007, approximately 480,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. This represents an increase of 11% over the December 31, 2006 membership of approximately 432,000. We also participated, on a 33.3% basis, in BCBS that had approximately 25,000 members at December 31, 2007, and 24,000 at December 31, 2006. As a result of our acquisition of MemberHealth, our Part D membership as of December 31, 2007, also reflects approximately 1,164,000 members enrolled in our Community CCRxSM PDP.

        During the third and fourth quarters of 2007, there were changes in estimates associated with our 2006 Medicare Part D reconciliations. These were mainly a result of additional submissions of prescription drug event or 'PDE' data to CMS, and finalization of the 2006 membership adjustments between plans. This additional information affected our estimates of selected subsidies from CMS and claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies with a resulting impact on the risk corridor calculation for 2006. The net impact, after our 50% quota share reinsurance from PharmacareRe, was $0.8 million and $0.9 million in the third and fourth quarter, respectively.

        Revenues.    Direct and assumed premium increased by $399.7 million, or 72%, compared to 2006. This growth resulted primarily from the MemberHealth acquisition, which generated $398.2 million of direct and assumed premium in the fourth quarter of 2007. The change in the government risk corridor adjustment reduced revenue by an additional $44.4 million compared to 2006. The government risk corridor adjustment from MemberHealth produced a reduction in revenues of $80.1 million. The government risk corridor adjustment from our Prescription Pathway business yielded $36.2 less of a reduction in revenue in 2007 compared to 2006. The change in the risk corridor adjustment was primarily due to the clarification of the CMS guidance regarding direct and indirect remuneration, known as DIR, and as a result of changes in estimates associated with the 2006 Medicare Part D Reconciliations. Ceded premium increased $21.3 million from 2006, in relation to the increase in net premiums on Prescription PathwaySM business. Ceded reinsurance on the MemberHealth business is minimal.

        Other Part D income—PDMS increased by $10.5 million compared to 2006 as a result of growth in business at PDMS. Net investment and other income increased by $3.9 million as a result of growth in invested assets as result of growth in business.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $213.3 million compared to 2006. The MemberHealth business generated $194.6 million of benefits since its acquisition, while benefits for our Prescription PathwaySM business increased by $18.7 million or 8.7% over 2006. During the second quarter of 2007, CMS clarified their guidance regarding the treatment of DIR relative to catastrophic reinsurance claims. Previously, only rebates were netted against the claim costs that were subject to the government's catastrophic reinsurance. Pursuant to the new guidance, other DIR must also be netted against those claim costs to determine the amount the government will cover. With respect to Prescription PathwaySM business, this increased claims costs, net of our 50% quota share reinsurance, by approximately $7.0 million, including $5.8 million relating to 2006. The increase in claims costs was partially offset by an increase in the risk corridor adjustment. The clarification of the CMS guidance added approximately $7.0 million, net of our 50% quota share reinsurance with respect to the Prescription PathwaySM business. Additionally, changes in estimates associated with our 2006 Medicare Part D reconciliations resulted in a reduction of benefits by $14.9 million, net of our 50% quota share, with the balance of the increase due to an increase in membership. The ratio of incurred prescription drug benefits to net premium for 2007 was 73.8% compared to 87.4% for 2006. Commissions and general expenses increased by $63.0 million, compared to 2006. MemberHealth added $56.0 million since its acquisition. The balance of the increase of $7.0 million relates to the growth in our Prescription PathwaySM business.

  Segment Results—Traditional Insurance

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$701,763	$921,275	$982,625
Ceded	(307,488)	(479,112)	(474,155)

Net premiums	394,275	442,163	508,470
Net investment income	60,189	71,189	65,449
Other income	1,120	1,311	3,467

Total revenue	455,584	514,663	577,386
Policyholder benefits	302,608	332,971	373,377
Interest credited to policyholders	14,736	17,819	18,346
Change in deferred acquisition costs	14,273	15,389	(16,110)
Amortization of intangible assets	3,319	3,530	4,094
Goodwill impairment	3,893	—	—
Commissions and general expenses, net of allowances	111,910	130,848	161,837

Total benefits, claims and other deductions	450,739	500,557	541,544

Segment income before taxes	$4,845	$14,106	$35,842

  Years ended December 31, 2008 and 2007

        Our Traditional Insurance segment income before taxes decreased by $9.3 million compared to 2007, due to $3.9 million impairment of goodwill and lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for 2008, compared with 75.3% for last year. Individual loss ratios for 2008 were 75.2% for Medicare supplement, compared with 73.4% for last year, due to higher skilled nursing facility claims and aging of the business; 91.7% for specialty health, compared with 90.1% for last year and 65.8% for life and annuity, compared with 67.1% for last year.

        Revenues.    Net premium declined by $47.9 million or 11% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business.

	Year ended December 31,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$373,990	$(99,539)	$274,451	$429,041	$(117,924)	$311,117
Specialty health	251,217	(184,209)	67,008	414,256	(340,848)	73,408
Life insurance and annuity	76,556	(23,740)	52,816	77,978	(20,340)	57,638

Total premium	$701,763	$(307,488)	$394,275	$921,275	$(479,112)	$442,163

        Both direct and ceded premiums for specialty health declined by $153 million as a result of the termination of the State of Connecticut reinsurance agreement effective June 30, 2008.

        Net investment income decreased by $11.0 million as a result of less invested assets caused by less business in force as well as lower interest rates.

        Benefits, Claims and Expenses.    Policyholder benefits incurred and interest credited to policyholders declined by $33.4 million, or 10%, compared to 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $21.8 million as well as declines in the levels of Specialty Health and Life and Annuity benefits as a result of a decline in the business partially offset by an increase in the Medicare Supplement loss ratio to 75.2% for 2008 from 73.4% for last year.

        During our annual valuation of the recovery of goodwill, we concluded that the fair value of the Traditional reporting unit had declined, and as a result, we recorded an impairment charge of $3.9 million to eliminate its goodwill. For further discussion of this adjustment, refer to Note 4 of notes to consolidated financial statements elsewhere in this Annual Report on Form 10K.

        Commissions and general expenses, net of reinsurance allowances, decreased by $18.9 million, or 15%, compared to 2007. The following table details the components of commission and other operating expenses, net of allowances:

	Year ended December 31,
	2008	2007
	(In thousands)
Commissions	$63,752	$86,483
Other operating costs	80,200	84,561
Reinsurance allowances	(32,042)	(40,196)

Commissions and general expenses, net of allowances	$111,910	$130,848

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production, which has higher commission rates. Other operating costs were $4.4 million lower for 2008 compared to 2007 as a result of lower acquisition expenses due to less new business production and lower fixed costs. Reinsurance allowances received from reinsurers decreased $8.2 million for 2008 from 2007, primarily due to the non-renewal of the State of Connecticut agreement with PharmaCare Re on July 1, 2008 as well as a reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

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

        Revenues.    Net premium declined by $66.3 million or 13%, and was primarily caused by the continued effect of higher lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

Premium

	Year ended December 31,
	2007			2006
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare Supplement	$429,041	$(117,924)	$311,117	$514,582	$(146,131)	$368,451
Specialty Health	414,256	(340,848)	73,408	389,629	(311,186)	78,443
Life Insurance & Annuity	77,978	(20,340)	57,638	78,414	(16,838)	61,576

Total Premium	$921,275	$(479,112)	$442,163	$982,625	$(474,155)	$508,470

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

        Commissions and general expenses, net of reinsurance allowances, decreased by $31.0 million, or 19%, compared to 2006. The following table details the components of commission and other operating expenses:

	Year ended December 31,
	2007	2006
	(In thousands)
Commissions	$86,483	$107,219
Other operating costs	84,561	102,380
Reinsurance allowances	(40,196)	(47,762)

Commissions and general expenses, net of allowances	$130,848	$161,837

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

Segment Results—Senior Administrative Services

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$19,560	$23,342	$27,962
Part D	27,873	25,057	20,887
PFFS	—	18,382	—
Long term care	2,460	2,234	2,869
Life insurance	4,307	2,169	2,170
Other	6,479	8,440	4,117

Total affiliated revenue	60,679	79,624	58,005

Unaffiliated fee revenue
Medicare Advantage	11,795	11,528	8,191
Medicare supplement	5,462	5,848	6,963
Long term care	5,777	7,020	8,269
Non-insurance products	830	1,426	1,303
Part D	200	1,345	1,475
Other	145	163	808

Total unaffiliated revenue	24,209	27,330	27,009

Total revenue	84,888	106,954	85,014

Amortization of present value of future profits	367	441	494
General expenses	62,501	82,389	68,680

Total expenses	62,868	82,830	69,174

Segment income before taxes	$22,020	$24,124	$15,840

        Unaffiliated revenue reflects fees received to administer selected business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $2.3 million, $2.8 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2007 we performed administrative functions for the affiliated PFFS line that the affiliated entities performed directly in 2008. We eliminated these fees, together with the affiliated revenue, in consolidation.

  Years ended December 31, 2008 and 2007

        Segment income before taxes for our Senior Administrative Services segment decreased by $2.1 million, or 9%, to $22.0 million for the year ended December 31, 2008, as compared to 2007. This decrease is primarily the result of reduced levels of unaffiliated service fee revenues.

        Revenue declined by $22.1 million, or 21%, during the year ended December 31, 2008, compared to 2007. Affiliated service fee revenue decreased by $18.9 million primarily as a result of the loss of fee income associated with the administration of our PFFS business that our affiliated entities performed directly in 2008 and a decline in Medicare supplement revenues on a smaller book of business partially offset by an increase in Part D revenues on a growing block of business. Unaffiliated service fee revenue decreased by $3.1 million, due primarily to a decrease in services performed for unaffiliated Part D and long term care business. General expenses for the segment decreased by $19.9 million, or 24%, primarily due to the decline of the affiliated PFFS business.

  Years ended December 31, 2007 and 2006

        Segment income for our Senior Administrative Services segment increased by $8.3 million, or 52%, to $24.1 million for the year ended December 31, 2007, as compared to 2006. This increase is primarily the result of the growth in business administered.

        Revenue increased by $21.9 million, or 26%, during 2007 compared to 2006. Affiliated service fee revenue increased by $21.6 million primarily as a result the growth in fees for the administration of our Medicare Advantage business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada, which we sold. Revenue declined for the administration of our Medicare supplement business due primarily to a reduction of in force policies. Unaffiliated service fee revenue increased by $0.32 million, due primarily to an increase in administrative services performed for unaffiliated Medicare Advantage clients that more than offset a reduction in services performed for unaffiliated Medicare supplement and long term care business. General expenses for the segment increased by $13.7 million, or 20%, primarily attributed to the growth of the affiliated Medicare Advantage and Part D business as well as the integration of the Canadian operations.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Interest expense	$23,694	$20,480	$12,821
Early extinguishment of debt	—	1,343	—
Amortization of capitalized loan origination fees	1,048	1,128	933
Stock-based compensation expense	6,369	4,572	2,613
Other parent company expenses, net of revenues	6,838	7,517	6,076

Segment loss before taxes	$37,949	$35,040	$22,443

  Years ended December 31, 2008 and 2007

        The loss from our Corporate segment increased by $2.9 million, or 8%, for the year ended December 31, 2008 compared to the 2007. The increase was due primarily to an increase in interest costs and the cost of stock based compensation, partially offset by lower other parent company expenses, net of revenues and the non-recurring early extinguishment of debt costs incurred in 2007.

        The increase in interest cost of $3.2 million is due primarily to the increase in the average balance of our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to 2007. While our combined outstanding debt decreased by $28.5 million to $430.6 million at December 31, 2008 from $459.1 million at December 31, 2007, the balance at December 31, 2007 had increased significantly from $165.6 million at December 31, 2006, due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.6% for 2008 compared to 6.4% for 2007. The weighted average interest rate on our other long term debt was 7.4% for 2008 compared to 7.9% for 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from option awards, in the second half of 2007 and the first half of 2008, to officers and other employees approved by the compensation committee.

        The decrease in other parent company expenses, net of revenues was primarily due to the reversal of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved in 2008 by the compensation committee, partially offset by a decrease of $2.1 million in net investment income, an increase in the costs of restricted stock awards, legal fees associated with the defense and settlement of a shareholder's lawsuit and other, individually insignificant, unfavorable expense variances.

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

        The increase in stock-based compensation resulted primarily from the awards, in 2007, to officers and other employees. The increase in other parent company expenses was primarily due to outside legal costs in connection with the class action lawsuits and the proposed management buy-out.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2008, are shown below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
	(In thousands)
Long Term Debt Obligations(1):
Trust preferred securities(2)	$288,674	$8,105	$16,211	$13,782	$250,576
Loan payable(3)	376,030	18,490	36,510	321,030	—
Operating Lease Obligations	27,421	5,970	11,134	6,851	3,466
Purchase Obligations(4)	5,400	5,400	—	—	—
Policy Related Liabilities(5):
Policyholder account balances	504,090	55,538	100,978	84,512	263,062
Reserves for future policy benefits	888,005	48,438	91,057	83,813	664,697
Policy and contract claims	740,983	665,283	75,700	—	—

Total	$2,830,603	$807,224	$331,590	$509,988	$1,181,801

(1)
These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2008.

(2)
Trust preferred securities all have scheduled maturities of 30 years from the dates of issue; however they are all callable by us five years from the date of issuance. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the More than 5 Years column. The trust preferred securities generally have floating rate interest rates. However, the interest rate on $50 million of the trust preferred securities is fixed through its no call period and then converts to a floating rate. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2008 to all future periods. Additionally, we assumed that, upon the expiration of the fixed rate, the rate for the respective trust preferred security adjusted to a variable rate using the current base rate.

(3)
Reflects scheduled amortization through final maturity in 2012. The loan payable is floating rate debt, although we pay a fixed rate on $250 million through the use of swap agreements. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2008 to all future periods.

(4)
Reflects minimum obligations on our data center outsourcing contract, as well as our outsourced administrative service contracts for portions of our HMO business, See "Outsourcing Arrangements" in Part 1, Item 1 of this annual report on Form 10-K. The amount of service provided under the contract and the levels of business administered affect our actual monthly payments; currently the actual payments exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon future usage and premium amounts.

(5)
The obligations on policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our liabilities for policyholder account balances and reserves for future policy benefits totaling $1.4 billion, along with future net premiums, investment income and recoveries from our reinsurers, will be sufficient to fund future policy benefit payments. In addition, we anticipate that our policy and contract claims liability totaling $741.0 million, along with recoveries from our reinsurers, will be sufficient to fund these claim liability payments.

Liquidity and Capital Resources

        We primarily use our capital to support the retained risks and growth of our insurance company subsidiaries and health plans and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

        We require cash at our parent company to meet our obligations under our credit facility. We also require cash to pay the operating expenses necessary to function as a holding company, since applicable insurance department regulations require us to bear our own expenses, and to meet the costs of being a public company.

        We believe that our current cash position, the expected cash flows of our administrative service company and our senior managed care company, our PBM business in MemberHealth and the surplus note interest and principal payments from American Exchange will support our current parent company obligations. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

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

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 3—Business Combinations to our consolidated financial statements set forth above, we refinanced our credit facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on the previous credit facility. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10.0 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective December 31, 2008, the interest rate on the term loan portion of the new credit facility was 4.46%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, on April 23, 2008 we prepaid $25 million of principal under the new facility, under an approved waiver.

        Our Heritage and MemberHealth subsidiaries have guaranteed our obligations under the new credit facility. In addition, when a "rating condition" exists whereby we are either no longer rated by S&P or our rating falls below BBB-, this facility is secured by a pledge of substantially all of the equity interests of each of our Heritage Health Systems, American Exchange and MemberHealth subsidiaries. In March 2008, S&P reduced our rating to BB+, which constituted a rating condition that triggered this added security requirement.

        Our new credit facility requires us and our subsidiaries to meet specified financial tests requiring that we maintain a minimum consolidated leverage ratio and a minimum risk-based capital. Our new credit facility also contains covenants, which among other things, under specified conditions, limit

  •
  the incurrence of liens or additional indebtedness;

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

  •
  cross defaults to selected other indebtedness;

  •
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

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period and a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of December 31, 2008:

2007 Credit Facility
(in thousands)
2009	$3,500
2010	3,500
2011	3,500
2012	310,125

$320,625

Interest Rate Swaps

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

        The Company paid $1.4 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2008, but did not make any payments during 2007. There were no swap agreements pertaining to our credit facility during 2006.

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

Principal and Interest Payments

        The Company made regularly scheduled principal payments of $3.5 million plus the $25.0 million prepayment discussed above during the year ended December 31, 2008, $3.5 million during 2007, and $5.3 million during 2006 in connection with its credit facilities. During 2007, the Company repaid the $87.9 million balance outstanding on its Amended Credit Facility in connection with the refinancing noted above.

        The Company paid interest of $13.7 million during 2008, $9.9 million during 2007, and $6.9 million during 2006 in connection with its credit facilities. Due to the variable interest rate on the 2007 Credit Facility, for the portion not covered by the interest rate swaps would be subject to higher interest costs to the Company if short term interest rates rise.

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

        In March, 2007, we issued $50.0 million of trust preferred securities at a fixed interest rate of 7.7% pursuant to terms similar to our other trust preferred securities. On December 4, 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032.

        Separate subsidiary trusts of our parent holding company, known as the Trusts, have issued a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2008
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		8.8%
May 2033	15,000	Floating	420		6.4%
May 2033	15,000	Fixed/Floating	410	(1)	6.3%
October 2033	20,000	Fixed/Floating	395	(2)	7.5%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

	$110,000

(1)
The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008 the rate converted to a floating rate equal to LIBOR plus 410 basis points.

(2)
Effective April 29, 2004, we entered into a swap agreement whereby we will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expired in October 2008.

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

        The Company paid $8.3 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2008, $8.7 million during 2007, and $5.8 million during 2006.

Lease Obligations

        We are obligated under lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma, Ohio and Washington, D.C. Rent expense was $7.1 million for the year ended December 31, 2008, $5.8 million for 2007 and $4.4 million for 2006. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

(In thousands)
2008	$5,970
2009	5,754
2010	5,380
2011	4,136
2012	2,715
Thereafter	3,466

Total	$27,421

        In addition to the above, Pennsylvania Life is the named lessee on 43 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2008 was approximately $4.0 million.

Shelf Registration

        On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission or the SEC, pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covered five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P., known as Capital Z, then our largest shareholder. The SEC declared the shelf registration statement effective in December 2004.

        The shelf registration statement or a successor registration statement would enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, through one or more methods of distribution, subject to market conditions and our capital needs. The We would he establish terms of any offering pursuant to this or a successor registration statement will be established at the time of the offering. We plan would expect to use the proceeds from any future offering under the registration statement or a successor registration statement for general corporate purposes, such as working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt. We will include a more detailed description of the use of proceeds of any specific offering of securities in the prospectus supplement relating to any particular offering.

        The aggregate amount that remains available for offering under the 2004 shelf registration statement is $77.2 million as of December 31, 2008.

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

        We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007, we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 3—Business Combinations of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), we have issued preferred stock for aggregate proceeds of $350 million, at $20 per common equivalent share, to four private equity investment fund groups. We issued $100 million of preferred stock during the second quarter of 2007 and the balance in September 2007. There can be no assurance as to our actual future cash flows from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

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

        PBM.    Liquidity for our PBM subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our PBM subsidiary exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company.

        Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange. As of December 31, 2008, the principal amount of the surplus note was $5.6 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from PDMS. American Exchange made principal payments totaling $12.0 million during the year ended December 31, 2008 and $10.0 million during the year ended December 31, 2007 and $12.5 million during the year ended December 31, 2006. American Exchange paid interest on the surplus note of $0.6 million during the year ended December 31, 2008 and $1.9 million during the year ended December 31, 2007 and $2.5 million during the year ended December 31, 2006.

        On June 29, 2007 and December 31, 2007, Pyramid issued two $30.0 million surplus notes payable to our holding company. The notes are repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater. At December 31, 2008, Pyramid's risk-based capital ratio was below 450%. The surplus notes can be pre-paid (with prior approval by the state of Kansas) to the extent that Pyramid's risk-based capital levels exceed 450%. The notes bear interest to our parent holding company at fixed rates of 7.7% and 7.3%, respectively, for the term of the notes.

        Our parent holding company did not make capital contributions to American Exchange during 2008. American Exchange made a capital contribution of $7.0 million to Pyramid and recorded a capital contribution of $6.5 million to Marquette during 2008. In 2008, no dividends were declared or paid to American Exchange from its subsidiaries.

        Our parent holding company made capital contributions to American Exchange amounting to $81.0 million during 2007. American Exchange made capital contributions of $44.0 million to American Progressive, $32.0 million to Pyramid and $5.0 million to Marquette during 2007. In December 2007, Pennsylvania Life declared and paid a dividend in the amount of $21.0 million to American Exchange. American Exchange made a capital contribution of $20.0 million to Pyramid.

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

        Dividend payments by our insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life, Pyramid Life and American Progressive are able to pay ordinary dividends of up to $20.8 million, $9.0 million and $8.5 million, respectively, to American Exchange (their direct parent) and American Exchange is able to pay ordinary dividends of up to $46.2 million to Universal American in 2009 without the prior approval from the insurance department for their respective states of domicile.

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

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2008 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $22 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At December 31, 2008, we held cash and cash equivalents totaling $511 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.0 billion.

        The net yields on our cash and invested assets decreased to 4.9% for the year ended December 31, 2008, from 5.4% for 2007 and 5.1% for 2006. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2008, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level" except for Marquette. Effective January 1, 2009, Marquette novated its PFFS business to its affiliate Pyramid Life. As a result of this novation, it is anticipated that Marquette's ratio of total adjusted capital to risk-based capital will exceed the authorized control level. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $525.5 million at December 31, 2008 and $486.1 million at December 31, 2007. Our U.S. insurance subsidiaries generated statutory net income of $67.8 million for the year ended December 31, 2008, $114.6 million for 2007 and $29.3 million for 2006.

        Our HMO affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At December 31, 2007, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $86.6 million at December 31, 2008 and $64.3 million at December 31, 2007. Statutory net income for our HMO affiliates was $29.1 million for the year ended December 31, 2008, $15.3 million for 2007, and $17.3 million for 2006.

        Effective January 1, 2009 the NAIC has adopted SSAP No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments. SSAP No. 98 effectively changes the impairment trigger from an undiscounted cash flow basis test to a discounted test. In addition, SSAP No. 98 changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a fair value basis. Had we adopted SSAP No. 98 on December 31, 2008, we would have recognized an additional $69.3 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis, however, the actual impairment recorded will depend upon conditions at the measurement date.

Reinsurance

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2008, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

Investments

        Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of an investment advisor, Conning Asset Management Company, under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors.

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2008, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's. As of December 31, 2008, we held $7.0 million par value of Lehman Brothers holdings that were non-income producing. These were the only non-income producing securities in our investment portfolio. As of December 31, 2008, we held securities with par values of approximately $140 million with exposure to subprime mortgages. The market value of these securities was $38 million at December 31, 2008, representing approximately 2% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average rating of AA- by Standard & Poors. During the year ended December 31, 2008, we recognized an other-than-temporary impairment totaling $48.0 million in the value of our securities with exposure to subprime mortgages. In addition, we have recognized an other-than-temporary impairment of $6.1 million on Lehman Brothers holdings and $5.7 million on other corporate bond and mortgage backed securities for a total year-to-date impairment of $11.8 million at December 31, 2008 in addition to the impairment on subprime holdings. For the year ended December 31, 2007, we recognized an other-than-temporary impairment totaling $41.0 million in the value of our securities with exposure to subprime, all in the fourth quarter.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of December 31, 2008, approximately 33% of our portfolio is in cash equivalents, largely in government money funds, and, in the aggregate, approximately 62% of our portfolio are securities backed by the US government or its agencies.

Federal Income Taxation of the Company

        We file a consolidated life-nonlife return for Federal income tax purposes that reflects all US subsidiaries, as well as Heritage and its subsidiaries and American Exchange and its subsidiaries. At December 31, 2008, the Company had a net operating loss carryforward of approximately $4.4 million that expires in 2025. The use of the net operating loss carryforward is limited to $1.6 million per year under the Internal Revenue Code.

        The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $4.4 million at December 31, 2008 and $3.1 million at December 31, 2007, primarily related to the tax benefits associated with a New York state net operating loss carryforward. At December 31, 2008, the Company recorded a deferred tax asset at an amount that was more likely than not to be realized under SFAS No. 109. During the second quarter we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other-than-temporary impairments taken in that period.

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

        Some of our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2008.

        The Jobs Creation Tax Act of 2004, known as the Jobs Act, contains a provision that placed a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSAs"), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. At December 31, 2008 and 2007, we had $7.1 million in deferred tax liabilities for potential Phase III tax. In accordance with the Jobs Act, distributions during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account; however, the distribution will not be subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. Upon the confirmation of the elimination of the potential Phase III tax on the PSAs, the deferred tax liability will be released and will reduce deferred tax expense.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48") that provides criteria for recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted FIN 48 on January 1, 2007. The Company has no material uncertain tax positions and no cumulative adjustment was required or recorded as a result of the implementation of FIN 48. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense when incurred. No material interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of recent and pending accounting pronouncements is provided in Note 2 of the Consolidated Financial Statements in the Annual Report on Form 10-K under the captions "Recently Adopted Accounting Standards" and "Future Adoption of Accounting Standards." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2008, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

December 31, 2008	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of December 31, 2008
Market Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,032.4	$54.6	$28.1	$(28.1)	$(59.8)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception, of which $50.0 million remains fixed through March 2012, and an additional $35.0 million through the use of interest rate swaps. In December 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032, which was covered by an interest rate swap. In October 2008, the remaining $20 million interest rate swap expired.

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

        The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2008, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2008
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan Payable	4.08%	$80.6	$1.6	$0.8	$(0.8)	$(1.6)
Other long term debt	7.28%	$43.4	0.9	0.4	(0.4)	(0.9)

Total			$2.5	$1.2	$(1.2)	$(2.5)

        As discussed previously, we have fixed the interest rate on $300 million of our $431 million of total debt outstanding, $250 million through the use of swaps on our credit facility and $50 million through the contractual terms of the trust preferred security at inception, leaving $131 million of the debt exposed to rising interest rates, as of December 31, 2008. We had approximately $511 million of cash and cash equivalents as of December 31, 2008. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

 PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2009.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2009.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2009.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2009.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2009.

 PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
Financial Statements

  Consolidated Balance Sheets as of December 31, 2008 and 2007

  Consolidated Statements of Operations for the Three Years Ended December 31, 2008

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Three
      Years Ended December 31, 2008

  Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008

  Notes to Consolidated Financial Statements

2
Financial Statement Schedules

  Schedule I—Summary of Investments Other Than Investments in Related Parties

  Schedule II—Condensed Financial Information of Registrant

  Schedule III—Supplemental Insurance Information

  Schedule IV—Reinsurance (incorporated in Note 13 to the Consolidated Financial Statements)

  Schedule V—Valuation and Qualifying Accounts

3
Exhibits

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
2.2
Settlement Agreement and Amendment to Merger Agreement, dated as of March 5, 2008 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 10, 2008, and incorporated by reference herein).
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
3.3
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated by reference herein).
3.4
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated by reference herein).

3.5	Certificate of Amendment to Universal American's Certificate of Incorporation dated August 24, 2007 (filed as Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K dated August 24, 2007, and incorporated by reference herein).
3.6
Certificate of Amendment to Universal American's Certificate of Incorporation changing the name of the Company from Universal American Financial Corp. to Universal American Corp. dated November 30, 2007 (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 3, 2007, and incorporated by reference herein).
3.7*	Amended and Restated By-Laws of Universal American Corp.
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
4.4
Guarantee Agreement, dated as of March 22, 2007, by Universal American Financial Corp., as Guarantor, and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 22, 2007, and incorporated by reference herein).
4.5
Indenture, dated as of March 22, 2007, between Universal American Financial Corp. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Debentures Due 2037 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 22, 2007, and incorporated by reference herein).
4.6
Stockholders' Agreement, dated as of September 21, 2007, among Universal American Financial Corp. and the security holders listed on the signature pages thereto (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 24, 2007, and incorporated by reference herein).
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

10.4	Employment Agreement dated March 9, 2004, by and among the Company, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to the Registrant's Current Report on Form 8-K dated January 18, 2007, and incorporated by reference herein).
10.5*	Employment Letter dated March 7, 2008, between Registrant and John Wardle.
10.6	1998 Incentive Compensation Plan (filed as Annex A to the Registrant's Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated by reference herein).
10.7
Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-120190) filed on December 10, 2004, and incorporated by reference herein).
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
10.10
Agreement dated as of July 6, 2000, between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp., as amended (filed as Exhibit 10.1 to the Registrant's Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2003, dated December 23, 2003, and incorporated by reference herein).
10.11
Quota Share Reinsurance Agreement, dated June 30, 2005, among the Company and PharmaCare Captive Re, Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein).
10.12
Agreement and Plan of Merger and Reorganization, dated as of May 7, 2007, among Universal American, MH Acquisition I Corp., MH Acquisition II LLC, MHRx LLC, MemberHealth, Inc., and Welsh, Carson, Anderson & Stowe IX, L.P., as the Shareholder Representative thereunder (filed as Exhibit A to the proxy statement contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-4 (File No. 333-143822) filed with the Securities and Exchange Commission on July 16, 2007, and incorporated by reference herein).
10.13
Stage 1 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated by reference herein).
10.14
Stage 2 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated by reference herein).
10.15
Credit Agreement dated as of September 18, 2007, among Universal American Financial Corp., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated by reference herein).

10.16	Settlement Agreement and Amendment to Merger Agreement, dated as of March 5, 2008 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 10, 2008, and incorporated by reference herein).
10.17*	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 31, 2008.
12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN CORP.
March 9, 2009	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature and Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2009
/s/ BARRY W. AVERILL Barry W. Averill Director	March 9, 2009
/s/ SALLY CRAWFORD Sally Crawford Director	March 9, 2009
/s/ MATTHEW ETHERIDGE Matthew Etheridge Director	March 9, 2009

Signature and Title	Date

/s/ MARK GORMLEY Mark Gormley Director	March 9, 2009
/s/ MARK M. HARMELING Mark M. Harmeling Director	March 9, 2009
/s/ LINDA LAMEL Linda Lamel Director	March 9, 2009
/s/ ERIC LEATHERS Eric Leathers Director	March 9, 2009
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin Director	March 9, 2009
/s/ THOMAS A. SCULLY Thomas A. Scully Director	March 9, 2009
/s/ ROBERT A. SPASS Robert A. Spass Director	March 9, 2009

Signature and Title	Date

/s/ SEAN TRAYNOR Sean Traynor Director	March 9, 2009
/s/ ROBERT F. WRIGHT Robert F. Wright Director	March 9, 2009
/s/ JAY YANG Jay Yang Director	March 9, 2009

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, Universal American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2009

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2008, $1,075,078; 2007, $1,125,381)	$1,032,393	$1,124,849
Policy loans	22,274	21,560
Other invested assets	1,649	1,526

Total investments	1,056,316	1,147,935
Cash and cash equivalents	511,032	667,685
Accrued investment income	13,214	13,364
Deferred policy acquisition costs	237,630	245,511
Amounts due from reinsurers	220,986	286,426
Due and unpaid premiums	79,361	100,351
Present value of future profits and other amortizing intangible assets	192,742	213,518
Goodwill and other indefinite lived intangible assets	530,031	606,972
Income taxes receivable	38,032	31,145
CMS contract deposit receivables	609,293	394,225
Other Part D receivables	154,049	181,696
Advances to agents	60,017	61,076
Other assets	168,009	139,352

Total assets	$3,870,712	$4,089,256

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$396,700	$434,859
Reserves for future policy benefits	625,012	616,450
Policy and contract claims—life	10,133	12,213
Policy and contract claims—health	729,070	735,364
Advance premium	7,183	25,232
Loan payable	320,625	349,125
Other long term debt	110,000	110,000
Amounts due to reinsurers	30,640	68,557
Deferred income tax liability	6,877	28,687
Other Part D liabilities	149,523	157,048
Other liabilities	168,865	200,655

Total liabilities	2,554,628	2,738,190
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY
Preferred Stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2008, 42,105 shares, liquidation value $37,137; 2007, 47,105 shares, liquidation value $94,210)	42	47
Series B (Designated: 300,000 shares, issued and outstanding: 2008, 0 shares, liquidation value $0; 2007, 127,895 shares, liquidation value $255,790)	—	128
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2008, 87.4 million shares; 2007, 75.0 million shares)	874	750
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	870,520	890,882
Accumulated other comprehensive loss	(36,422)	(66)
Retained earnings	558,675	463,583
Less: Treasury stock (2008, 7.2 million shares; 2007, 0.3 million shares)	(77,605)	(4,258)

Total stockholders' equity	1,316,084	1,351,066

Total liabilities and stockholders' equity	$3,870,712	$4,089,256

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2008

(In thousands, per share amounts in dollars)

	2008	2007	2006
Revenues:
Direct premium and policyholder fees earned	$5,177,108	$3,677,749	$1,883,579
Reinsurance premiums assumed	47,818	39,937	32,187
Reinsurance premiums ceded	(624,472)	(776,267)	(718,624)

Net premiums and policyholder fees earned	4,600,454	2,941,419	1,197,142
Net investment income	81,270	106,970	75,459
Fee and other income	37,130	26,412	27,645
Net realized (losses) gains on investments	(59,681)	(40,178)	4,818

Total revenues	4,659,173	3,034,623	1,305,064

Benefits, Claims and Expenses:
Claims and other benefits	3,832,438	2,365,451	907,449
Change in reserves for future policy benefits	4,408	6,668	11,332
Interest credited to policyholders	14,736	17,819	18,346
Change in deferred acquisition costs	14,273	15,963	(16,684)
Amortization of intangible assets	23,763	12,251	8,067
Commissions	147,125	167,145	116,708
Reinsurance commission and expense allowances	(65,707)	(71,221)	(74,247)
Interest expense	23,694	20,480	12,821
Early extinguishment of debt	—	1,343	—
Goodwill impairment	3,893	—	—
Other operating costs and expenses	582,059	422,762	273,703

Total benefits, claims and other deductions	4,580,682	2,958,661	1,257,495

Income from continuing operations, before equity in earnings of unconsolidated subsidiary	78,491	75,962	47,569
Equity in earnings of unconsolidated subsidiary	72,813	56,664	46,187

Income from continuing operations, before income taxes	151,304	132,626	93,756
Provision for income taxes	56,212	48,554	32,610

Income from continuing operations	95,092	84,072	61,146

Discontinued Operations:
Income from discontinued operations, net of income taxes	—	—	9,788
Gain on sale of discontinued operations, net of taxes	—	—	48,372

Income from discontinued operations	—	—	58,160

Net income	$95,092	$84,072	$119,306

Earnings per common share:
Basic (Note 2):
Continuing operations	$1.09	$1.20	$1.04
Discontinued operations	—	—	0.99

Net income	$1.09	$1.20	$2.03

Diluted:
Continuing operations	$1.08	$1.18	$1.02
Discontinued operations	—	—	0.97

Net income	$1.08	$1.18	$1.99

Weighted average shares outstanding:
Weighted average common shares outstanding	74,997	64,175	59,256
Less weighted average treasury shares	(3,635)	(556)	(717)

Basic weighted shares outstanding (Note 2)	71,362	63,619	58,539
Weighted average common equivalent of preferred shares outstanding	16,157	6,609	—
Effect of dilutive securities	342	1,261	1,447

Diluted weighted shares outstanding	87,861	71,489	59,986

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31, 2008

(In thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2006	$—	$—	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	—	—	119,306	—	119,306
Other comprehensive loss	—	—	—	—	(38,013)	—	—	(38,013)

Comprehensive income	—	—	—	—	—	—	—	81,293

Issuance of common stock	—	—	9	4,616	—	—	—	4,625
Stock-based compensation	—	—	—	5,460	—	—	—	5,460
Repayments of loans to officers	—	—	—	12	—	—	—	12
Treasury shares purchased, at cost	—	—	—	—	—	—	(207)	(207)
Treasury shares reissued	—	—	—	21	—	—	821	842

Balance, December 31, 2006	—	—	599	252,542	1,883	379,511	(10,626)	623,909
Net income	—	—	—	—	—	84,072	—	84,072
Other comprehensive loss	—	—	—	—	(1,949)	—	—	(1,949)

Comprehensive income	—	—	—	—	—	—	—	82,123

Preferred stock issuance	47	128	—	331,932	—	—	—	332,107
Issuance of common stock	—	—	9	9,109	—	—	—	9,118
Stock-based compensation	—	—	—	10,683	—	—	—	10,683
Repayments of loans to officers	—	—	—	38	—	—	—	38
Acquisition of MemberHealth	—	—	142	283,358	—	—	—	283,500
Treasury shares reissued	—	—	—	3,220	—	—	6,368	9,588

Balance, December 31, 2007	47	128	750	890,882	(66)	463,583	(4,258)	1,351,066
Net income	—	—	—	—	—	95,092	—	95,092
Other comprehensive loss	—	—	—	—	(36,356)	—	—	(36,356)

Comprehensive income	—	—	—	—	—	—	—	58,736

Preferred stock conversion	(5)	(128)	133	—	—	—	—	—
Issuance of common stock	—	—	11	4,843	—	—	—	4,854
Stock-based compensation	—	—	—	9,469	—	—	—	9,469
Purchase price adjustment for acquisition of MemberHealth	—	—	(20)	(34,521)	—	—	—	(34,541)
Treasury shares purchased, at cost	—	—	—	—	—	—	(74,821)	(74,821)
Treasury shares reissued	—	—	—	(153)	—	—	1,474	1,321

Balance, December 31, 2008	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2008

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$95,092	$84,072	$119,306
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Income from discontinued operations	—	—	(9,788)
Gain on sale of discontinued operations	—	—	(48,372)
Equity in earnings of unconsolidated subsidiary	(72,813)	(56,664)	(46,187)
Distribution from unconsolidated subsidiary	67,500	58,371	40,500
Deferred income taxes	7,050	(24,931)	3,439
Realized losses (gains) on investments	59,681	40,178	(4,818)
Amortization of intangible assets	23,763	12,251	8,067
Impairment of goodwill	3,893	—	—
Net amortization of bond premium	2,171	1,356	2,162
Changes in operating assets and liabilities:
Deferred policy acquisition costs	14,273	15,963	(16,684)
Reserves for future policy benefits	8,562	15,953	14,563
Policy and contract claims payable	(8,374)	232,336	93,475
Reinsurance balances	25,839	(86,932)	20,793
Due and unpaid advance premium, net	3,246	44,958	3,223
Income taxes payable	(7,076)	(6,791)	(1,221)
Other Part D receivables	27,647	141,635	(85,871)
Other Part D liabilities	(7,525)	(52,707)	106,601
Other, net	(60,180)	(65,089)	(7,334)

Cash provided by operating activities—continuing operations	182,749	354,134	191,854
Cash provided by operating activities—discontinued operations	—	—	13,655

Cash provided by operating activities	182,749	354,134	205,509

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	221,142	246,636	178,751
Cost of fixed maturity investments purchased	(233,276)	(307,822)	(186,396)
Proceeds from sale of subsidiary, net of cash sold	—	5,392	—
Purchase of business and return of purchase price, net of cash acquired	40,990	(307,931)	(10,407)
Purchase of fixed assets	(20,935)	(7,417)	(15,227)
Return of investment in unconsolidated subsidiary	—	2,629	—
Other investing activities	735	917	935

Cash provided by (used in) investing activities—continuing operations	8,656	(367,596)	(32,344)
Cash (used in) provided by investing activities—discontinued operations	—	(19,836)	101,840

Cash provided by (used in) investing activities	8,656	(387,432)	69,496

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	7,662	347,068	6,551
Cost of treasury stock purchases	(74,821)	—	(207)
Receipts from CMS contract deposits	3,498,773	1,284,919	904,659
Withdrawals from CMS contract deposits	(3,713,841)	(1,710,472)	(770,475)
Deposits and interest credited to policyholder account balances	17,051	19,761	44,005
Surrenders and other withdrawals from policyholder account balances	(54,382)	(70,090)	(53,714)
Distribution from discontinued operations	—	—	4,372
Principal repayment on loan payable and other long term debt	(28,500)	(156,438)	(5,250)
Issuance of new debt	—	450,000	—
Payment of debt issue costs	—	(5,895)	—

Cash (used in) provided by financing activities—continuing operations	(348,058)	158,853	129,941
Cash used in financing activities—discontinued operations	—	—	(1,715)

Cash (used in) provided by financing activities	(348,058)	158,853	128,226

Net (decrease) increase in cash and cash equivalents	(156,653)	125,555	403,231
Cash and cash equivalents at beginning of year	667,685	542,130	138,899

Cash and cash equivalents at end of year	$511,032	$667,685	$542,130

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American", is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service plans, known as PFFS plans, Medicare coordinated care plans, which we call HMOs, Medicare Part D prescription drug benefit plans, known as PDPs, Medicare supplement, fixed benefit accident and sickness disability insurance and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        In 2006, we began offering PDPs pursuant to Medicare Part D under the Prescription PathwaySM brand through our Pennsylvania Life Insurance Company, American Progressive Life & Health Insurance Company of New York and Marquette National Life Insurance Company subsidiaries, in connection with a strategic alliance with Caremark Rx, Inc., known as Caremark, formerly PharmaCare Management Services, Inc., a third party pharmacy benefits manager, or PBM, and a wholly-owned subsidiary of CVS Caremark Corp. The strategic alliance with CVS/Caremark was terminated as of December 31, 2008. In connection with termination, we divided the membership between Universal American and CVS/Caremark, transferring 236,000 members to CVS/Caremark. The remaining 280,000 will continue under our Prescriba Rx PDP, our successor to Prescription PathwaySM, under which we will participate on a 100% basis in the plan. On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRxSM, a national Medicare Part D prescription drug benefit plan. Effective on the date of the acquisition, we transferred all of the PDP business of MemberHealth, Inc. except New York business into Pennsylvania Life and we transferred the New York PDP business into American Progressive. In connection with this acquisition, we reconstituted MemberHealth, Inc. into a limited liability company and named it MemberHealth, L.L.C. See Note 3—Business Combinations.

        We currently operate Medicare Advantage PFFS plans through American Progressive and The Pyramid Life Insurance Company as well as Medicare Advantage HMOs in Houston and Beaumont, Texas through SelectCare of Texas, L.L.C., in North Texas through SelectCare Health Plans, Inc., and in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. All of these companies are our subsidiaries. In addition, beginning in 2007, we expanded into new health plan markets in Wisconsin.

        CHCS Services, Inc., our administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On December 1, 2006, the Company completed the sale of PennCorp Life Insurance Company ("PennCorp Life Canada"), its Canadian subsidiary. Consequently, the Company has accounted for the operations of PennCorp Life Canada as discontinued operations. See Note 23—Discontinued Operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles or U.S.GAAP for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries:

  •
  American Exchange Life Insurance Company,

  •
  American Pioneer Life Insurance Company,

  •
  American Progressive,

  •
  Constitution Life Insurance Company,

  •
  Marquette,

  •
  Pennsylvania Life,

  •
  Pyramid Life,

  •
  Union Bankers Insurance Company,

  •
  Heritage Health Systems, Inc.,

  •
  MemberHealth, and

  •
  CHCS.

        During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C., known as PDMS. PDMS is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore we do not consolidate PDMS is not consolidated in our financial statements. We account for our investment in PDMS on the equity basis and include it in other assets. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDP, for which it receives fees and other remuneration from our PDPs and Caremark. Together with Caremark, on February 13, 2008, we announced that the strategic alliance would end as of December 31, 2008, subject to regulatory approval. On July 31, 2008, PDMS received approval from the Centers for Medicare and Medicaid Services (CMS) of the Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan (PDP) Line of Business. As such, effective January 1, 2009, PDMS will no longer manage the strategic alliance and will not earn revenue or incur expenses related to the 2009 PDP year. PDMS will continue to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. Upon dissolution of PDMS in 2009, following the run-out of prior year PDP claims, the economic interest of PDMS would be split equally between us and Caremark to match the 50% voting and ownership rights held by each entity. (see Note 21—Unconsolidated Subsidiary)

        For the insurance subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances between Universal American and its subsidiaries. We have also eliminated all material intercompany transactions and balances between our subsidiaries.

        Use of Estimates:    Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts reported by us in our consolidated financial statements and the accompanying notes. Critical accounting policies are ones that require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during the current year.

        Investments:    The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," known as FAS 115. FAS 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows:

  •
  Debt securities that we have the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  •
  Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and

  •
  Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value.

Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income (loss), net of tax and deferred policy acquisition cost adjustments unless the losses are determined to be other-than-temporary.

        As of December 31, 2008 and 2007, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive income (loss). We stated policy loans at the unpaid principal balance. We carried short-term investments at cost, which approximates fair value. Other invested assets consist principally of equity securities, mortgage loans and collateral loans. We carried equity securities at current fair value. We carried mortgage loans at the unpaid principal balance. We carried the collateral loans at the underlying value of their collateral that is the cash surrender value of life insurance.

        The fair value for fixed maturity securities is largely determined by third party pricing service market prices. The typical inputs that third party pricing services use are

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  offers,

  •
  and estimated cash flows and prepayments speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where they develop future cash flow expectations based upon collateral performance and discount this at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and we consider it on an individual security basis, not on a portfolio basis. We generally recognize impairment losses for mortgage-backed and asset-backed securities when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. We also recognized impairment losses when we determine declines in fair values based on quoted prices to be other than temporary.

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

  •
  the recovery period.

        Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. If we deem the security to be other-than-temporarily impaired, we record a charge in net realized losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis.

        We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other-than-temporary are

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost,

  •
  the financial condition, credit rating and near-term prospects of the issuer,

  •
  whether the debtor is current on contractually obligated interest and principal payments, and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities we judge to be temporarily impaired. Once identified, we restrict trading on these securities unless approved by members of the Investment Committee. The Investment Committee will only authorize the sale of these securities based on criteria that relate to events that could not have been foreseen. The principal criteria are the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

        Realized investment gains and losses on the sale of securities are based on the specific identification method.

        We generally record investment income when earned. We amortize premiums and discounts arising from the purchase of mortgage-backed and asset-backed securities into investment income over the estimated remaining term of the securities, adjusted for anticipated prepayments. We use the prospective method to account for the impact on investment income of changes in the estimated future cash flows for these securities. We amortize premiums and discounts on other fixed maturity securities using the interest method over the remaining term of the security.

        Deferred Policy Acquisition Costs:    We defer the cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business. For interest-sensitive life and annuity products, we amortize these costs in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions such as projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs, known as DAC.

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises." Under FAS No. 60, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred policy acquisition costs. Based on our review of DAC recoverability, we determined the DAC was recoverable.

  Goodwill and other intangible assets:

        Valuation of acquired intangible assets:    Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing these fair values as the new accounting basis. We base the present value of future profits on an estimate of the cash flows of the in-force business acquired, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies, tax matters and refinements made to estimates of fair value in connection with the preliminary allocation.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Distribution channel acquired	30	Straight line over the estimated life of the asset
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames
Licenses	15	Straight line over the estimated weighed average life of the licenses
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. There were no impairment losses relating to our amortizing intangible assets during 2008.

        Goodwill:    SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that goodwill balances be reviewed for impairment, at the reporting unit level, at least annually for impairment or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments.

        The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. Outcomes from the discounted cash flow analysis were compared to other market approach valuation methodologies for reasonableness. We used a range of discount rates that correspond to a market-based weighted-average cost of capital. Key assumptions, including changes in membership, premium yields, medical cost trends and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for the Traditional reporting unit and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit's fair value to decrease. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected.

        The Company performed its annual goodwill assessment for the individual reporting units as of October 1, 2008. The conclusion reached as a result of the annual goodwill impairment testing for 2008 was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test), except for the Traditional reporting unit. The Company concluded that the fair value of the Traditional reporting unit had declined, due to decreasing sales outlooks and the lapsation of Medicare supplement policies. As a result of the step 2 analysis, the allocation of the fair value of the Traditional reporting units to its respective assets and liabilities as of October 1, 2008 indicated an implied level of goodwill of $0. Therefore, the Company recorded an impairment charge of $3.9 million of goodwill for the Traditional reporting unit.

        Recognition of Premium Revenues and Policy Benefits—Medicare Products:    Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance. Prescription drug benefits are provided under Part D. The Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits including wellness programs to Medicare eligible persons under HMO, PPO, PFFS and stand-alone Part D plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month.

        We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period's revenue.

        Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. It is the Company's practice to accrue revenue in addition to the premiums received from CMS based upon changes to hierarchical condition categories (HCC) risk scores not then considered by CMS and based solely on the analysis of claims information and confirmed chart data that is in the possession of the Company. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned, no longer than a one-year period. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

  Medicare Risk Adjustment Provisions

        CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans, including our HMO, PFFS and PPO plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. The risk adjustment revenues are periodically reconciled by CMS and the settlement could result in adjustments to premium revenue. The stand-

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

alone PDP payment methodology is based on the risk adjustment model, however, we do not have access to diagnosis data with respect to our stand-alone PDP members. We are reliant on CMS to capture and collect the necessary diagnosis information for these members. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectability is reasonably assured. Our monthly premium payment from CMS could change materially, either favorably or unfavorably, as a result of changes in the risk scores for the underlying membership of our plans.

  Membership Reconciliation

        We analyze the membership for our Medicare Part D, HMO, PFFS and PPO plans in our administrative system and reconcile to the enrollment provided by CMS. Our revenues and claims expense are based on the enrollment information provided by CMS. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in membership as a result of retroactive terminations, additions or other changes. Current period revenues are adjusted to reflect retroactive changes in membership.

  Medicare Part D

        We provide prescription drug coverage in accordance with Medicare Part D as a stand-alone benefit to Medicare-eligible beneficiaries, known as Part D benefits, through our PDPs under multiple contracts with from the CMS. On January 1, 2006, we began providing Part D benefits under our Prescription PathwaySM plans pursuant to a strategic alliance with CVS Caremark. The Prescription PathwaySM PDPs sponsored by subsidiaries of Universal American were reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re, a subsidiary of CVS/Caremark. The strategic alliance with CVS/Caremark was terminated as of December 31, 2008. In connection with termination, we divided the membership between Universal American and CVS/Caremark, transferring 236,000 members to CVS/Caremark.

        The remaining 280,000 will continue under our Prescriba Rx PDP, our successor to Prescription PathwaySM, under which we will participate on a 100% basis in the plan. In connection with our acquisition of MemberHealth on September 21, 2007, we began providing Part D benefits through the Community CCRx PDP. Our Medicare contracts with CMS renew annually.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our PDPs receive monthly payments from CMS and members which generally represent our bid amount for providing insurance coverage. The payments from CMS reflect the health status of the beneficiary and risk sharing provisions, as discussed below. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits.

  Risk Corridor and subsidies for Medicare Part D

        Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. The risk corridor provisions permit our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor provisions compare a plan's actual prescription drug costs to their targeted costs, as reflected in their bids ("target amount') and could result in positive or negative adjustments to the CMS payment, that are reported through premium revenues. Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us, or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined "standard" benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment, at the contract level, based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record a receivable or payable in the consolidated balance sheets based on the expected settlement. The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain, including, among others, member eligibility differences with CMS.

        Our CMS payments also include catastrophic reinsurance allowances and Federal subsidies (CMS contract deposits) for which we do not bear risk. These subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are reimbursed by CMS through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS's prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as deposits in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

        In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS's defined standard benefits. The demonstration payment option is an arrangement in which CMS pays a capitation amount to a plan for assuming the government's portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represents a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

all of our enhanced benefit plans. This capitation amount, derived from our annual bid submissions, is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

        Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made by CMS approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. In October 2008, we received the reconciliation settlement data from CMS for the 2007 Plan year. These amounts were settled on a preliminary basis in the fourth quarter. However, the Company has requested a reopening of the 2007 Plan year. The Company does not expect any reopening to have a material impact on the consolidated financial statements. In October 2007, we received the reconciliation settlement data from CMS for the 2006 Plan year. These amounts were settled on a preliminary basis in the fourth quarter of 2007. However, CMS reopened the 2006 Plan year which resulted in the settlement of additional amounts for that Plan year in June 2008. The reopening did not have a material impact on the consolidated financial statements.

        At December 31, 2008, the balance due from CMS for both plans for the 2008 Plan year was approximately $547 million, including approximately $529 million for reinsurance and low-income cost subsidies and $18 million for the risk corridor and the balance due from CMS for both plans for the 2007 Plan year was approximately $103 million, including approximately $86 million for reinsurance and low-income cost subsidies and $17 million for the risk corridor. The Company received payment of $80 million for a reopening of the 2007 Plan year on January 2, 2009 and continues to work with CMS to settle the remaining amounts for the 2007 Plan year. At December 31, 2008, the balance due from both plans to CMS for 2006 Plan year was approximately $9 million, including approximately $5 million for reinsurance and low-income cost subsidies and $4 million for the risk corridor.

        At December 31, 2007, the balance due from CMS from both plans for the 2007 Plan year was approximately $451 million, including approximately $406 million for reinsurance and low-income cost subsidies and $45 million for the risk corridor. The balance due to CMS from both plans for the 2006 Plan year was approximately $23 million, including approximately $12 million for reinsurance and low-income cost subsidies and $11 million for the risk corridor.

        During 2008 and 2007, we also paid Part D benefits for individuals who ultimately were determined to be members of other plans. At December 31, 2008 and 2007, in connection with both the Prescription PathwaySM and Community CCRx plans, we have established a receivable totaling $17.4 million and $24.2 million, respectively, for these claims which is included in other Part D receivables on the consolidated balance sheets. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, we have established a liability totaling $6.2 million and $11.2 million, at December 31, 2008 and 2007, respectively, included in policy and contract claims-health on the consolidated balance sheets, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As these membership differences are resolved, it is likely that the membership data upon which we based our results for prior plan years will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of December 31, 2008 or 2007 is likely to be material.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recognition of Prior Plan Year Settlements under Medicare Part D and Private Fee-For-Service Plans:    The Medicare Part D prescription drug benefit program sponsored by the federal government commenced in 2006. This business is detail-oriented and relatively complex. The following factors affect the amount due from CMS:

  •
  membership,

  •
  prescription drug events, known as PDEs,

  •
  deductibles,

  •
  catastrophic reinsurance, and

  •
  the risk corridor adjustment.

        An extended period of time after the close of the annual coverage period (December 31st) is required for the government to reconcile each member's PDEs and provide back to each plan the information the plans need to finalize the accounting for this coverage. The federal government has a stated time schedule for providing information back to the plans for, among other items, revenue adjustments based on risk scores, member eligibility by plan to reconcile the plan to plan reimbursements and the calculation of the final settlement with the federal government for low-income cost subsidies, reinsurance and risk corridor payments. Reconciliation and related settlement of CMS's prospective subsidies, including reinsurance payments and low-income cost subsidies, as well as the risk corridor is made after the end of each plan year. In August 2008, we received Medicare Part D risk score adjustment settlement data from CMS for the 2007 plan year. Furthermore, in October 2008, we received Medicare Part D reconciliation settlement data from CMS for the 2007 Plan year. The net impact of these final 2007 settlements for our Prescription Pathways and Community CCRx plans combined, which were recorded in the third quarter, was a reduction of revenues of $4.7 million ($0.03 per diluted share for the year ended December 31, 2008) and a reduction of claims expense of $2.4 million ($0.02 per diluted share for the year ended December 31, 2008). The effect of these adjustments related to the portion of the 2007 plan year prior to our acquisition of MemberHealth was recorded as an adjustment to goodwill as part of our final purchase GAAP accounting. These adjustments increased goodwill by $7.9 million, (See Note 3—Business Combinations). The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage PFFS plans is similar to Medicare Part D plans with the two exceptions: (1) PFFS plans are ineligible for aggregate risk corridor payments; and (2) prospective monthly catastrophic reinsurance payments to PFFS plans are based on CMS estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) plans for their Part D coverage. In October 2008, we received notification from CMS of an adjustment to our catastrophic reinsurance reimbursement for the Part D coverage within our PFFS plans for the 2007 Plan year. The impact of this adjustment, which was recorded in the third quarter, was a reduction of revenues of $4.5 million ($0.03 per diluted share for the year ended December 31, 2008). In addition, during August 2008 we received 2007 plan year risk score adjustment settlement data from CMS for our Medicare Advantage HMO plans. The impact of this adjustment, which was recorded in the third quarter, was an increase net income before taxes of $4.1 million ($0.03 per diluted share for the year ended December 31, 2008).

        Recognition of Premium Revenues and Policy Benefits for Accident & Health Insurance Products:    We record premiums when due and recognize them as revenue over the period to which the premiums

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

relate. We recognize benefits and expenses associated with earned premiums as we earne the related premiums so as to result in recognition of profits over the life of the policies. We accomplish this association by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves consist primarily of unearned premiums and additional reserves. We compute the additional reserves on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. We establish claim reserves for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. We initially establish these reserves based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due for unpaid claims, consisting primarily of claims in the course of settlement and a liability for incurred but not yet reported claims, known as IBNR.

        Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies:    Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. We do not reflect amounts received for investment and universal life type products as premium revenue; rather we account for these amounts as deposits, with the related liability reflected in policyholder account balances. We expense benefit claims incurred in excess of policyholder account balances. We determine the liability for policyholder account balances for universal life-type policies and investment products under FAS 97 following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. As of September 30, 2006, we ceased selling annuity products. For the annuity products sold prior to September 30, 2006, we offered sales inducements in the form of first year only bonus interest rates, which ranged from 1% to 4%, on some of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 7.25%. Minimum guaranteed interest rates on our annuity products range from 1.5% to 5.5%. For universal life products, current credited rates range from 3% to 5.25%. Minimum guaranteed interest rates on our universal life products range from 3% to 5.25%. These rates represent the minimum guaranteed base crediting rate of 3.0% and a first year guaranteed bonus credit of up to 2.0%. As of December 31, 2008, we ceased selling interest sensitive life products.

        Recognition of Premium Revenues and Policy Benefits for Traditional Life Products:    We generally recognize premiums from traditional life policies as revenue when due. We matche benefits and expenses with this revenue so as to result in the recognition of profits over the life of the contracts. We accomplish this matching by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and we calculate it based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate. The liability for unpaid claims, including IBNR, reflects estimates of amounts to fully settle known reported claims related to insured events that we estimate have occurred, but have not yet been reported to us.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recognition of Administrative Service Revenue:    We generally recognize fees for administrative services over the period for which we are obligated to provide service.

        Income Taxes:    We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date of a change in tax rates.

        We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $4.4 million at December 31, 2008 and $3.1 million at December 31, 2007. To the extent that valuation allowances were established in conjunction with acquisitions, changes in those allowances are first applied to goodwill (but not below zero) or other intangibles related to the acquisition, for acquisitions occurring before January 1, 2009, and then are applied to income tax expense. At December 31, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes.

        We adopted Financial Accounting Standards Board or FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109" effective January 1, 2007—please see Recently Adopted Accounting Standards elsewhere in Note 2.

        Reinsurance:    We reflect amounts recoverable under reinsurance contracts in total assets as amounts due from reinsurers rather than netting those amounts against the related policy asset or liability. We account for the cost of reinsurance related to long-duration contracts over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2008, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        Foreign Currency Translation:    We translate the financial statement accounts of our discontinued Canadian operations, which are denominated in Canadian dollars, into U.S. dollars as follows:

  •
  we translate assets and liabilities at the rates of exchange as of the balance sheet dates and reflect the related unrealized translation adjustments as a component of accumulated other comprehensive income (loss), and

  •
  we translate revenues, expenses and cash flows using a weighted average of exchange rates for each period presented.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivative Instruments—Cash Flow Hedge:    We use interest rate swap agreements to manage risk arising from interest rate volatility. Interest rate swap agreements, which are cash flow hedges, are contracts to exchange interest payments on a specified principal or notional amount for a specified period. By using derivatives to manage risk, we expose ourselves to credit risk and additional market risk. Credit risk is the exposure to loss if a counterparty fails to perform under the terms of the derivative contract. We minimize credit risk by entering into transactions with counterparties that maintain high credit ratings. Market risk is the exposure to changes in the market price of the underlying instrument and the related derivative. These price changes result from movements in interest rates, and as a result, assets and liabilities will appreciate or depreciate in market value. We recognize these derivative instruments on the consolidated balance sheets at their fair value, based on external quotes provided by banks. We report the fair value of the derivative instruments as assets or liabilities in other assets or other liabilities.

        On the date we enter into the interest rate swap contract we may designate it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or a cash flow hedge, if specified criteria are met. At the inception of the contract, we formally document all relationships between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivative used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

        For a derivative designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in accumulated other comprehensive income (loss) and recognize it in the income statement when the hedged item affects results of operations. If we determine that

  •
  an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item,

  •
  the derivative expires or is sold, terminated or exercised, or

  •
  the derivative is undesignated as a hedge instrument because it unlikely that a forecasted transaction will occur,

        we discontinue hedge accounting prospectively.

        If we discontinue hedge accounting, we will continue to carry the derivative at fair value, with change in the fair value of the derivative recognized in the current period results of operations. When we discontinue hedge accounting because it is probable that a forecasted transaction will not occur, we recognize the accumulated gains and losses included in other accumulated other comprehensive income (loss) immediately in results of operations.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2008 and 2007, we allocated earnings between common and participating preferred stock as follows:

	2008	2007
	(In thousands)
Net income attributable to common stock	$77,537	$76,160
Undistributed income allocated to participating preferred stock	17,555	7,912

Net income	$95,092	$84,072

        Diluted EPS gives the dilutive effect of the participating preferred stock and stock options outstanding during the year. We excluded 3,770,080 stock options from the computation of diluted EPS at December 31, 2008 because they were antidilutive. At December 31, 2007, we excluded 450,185 stock options.

        Stock Based Compensation:    We have various stock-based incentive plans for our employees, non-employee directors and agents. Detailed information for activity in our stock plans can be found in Note 9—Stock-Based Compensation. As of January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123—Revised, "Share-Based Payment," or FAS 123-R, using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and permits them to amortize this fair value over the grantees' service period. The provisions of this standard require the fair value to be calculated using a valuation model such as the Black-Scholes or binomial-lattice models. We have elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures. Under the modified prospective method, we recognize compensation cost for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. We have not restated prior periods, as is allowed under the modified retrospective basis, but will continue to disclose them on a pro forma basis in the notes to the consolidated financial statements, as previously reported. See Note 9—Stock-Based Compensation for additional information.

        Prior to 2006, as permitted by FAS 123, we measured our stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Accordingly, we did not recognize compensation expense upon the issuance of our stock options because the option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. For options issued to employees with an exercise price that is less than market on the date of grant we recognized an expense for the difference between the exercise price and the value of the options on the date of grant.

        We determine stock-based compensation for agents based on Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", or EITF 96-18. We expense the fair value of the awards over the vesting period of each award.

        Supplemental Cash Flow Information:    Cash and cash equivalents reflect cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the time of purchase. At December 31, 2008, cash equivalents contained $541.4 million of government money market funds. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	2008	2007	2006
	(In thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$22,721	$18,679	$12,758

Cash paid for income taxes	$52,215	$103,007	$25,800

Non-cash financing activities:
(Return) issuance of common stock in connection with MemberHealth acquisition (See Note 3—Business Combinations)	$(34,541)	$283,500	$—

Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$—	$—	$5,994

        Reclassifications:    We have made reclassifications to the December 31, 2007 balance sheet with respect to classification of assets and liabilities related to HMO Part D components. These reclassifications had no effect on net income or earnings per share as previously stated.

  Recently Adopted Accounting Standards:

        Amendments to the Impairment Guidance of EITF Issue No. 99-20—In January 2009, FASB issued FASB Staff Position or FSP No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," or FSP EITF 99-20-1. The FSP amends the impairment guidance of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets," by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. FSP EITF 99-20-1 requires companies to follow the impairment guidance in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. The FSP is effective prospectively for interim and annual reporting periods ending after December 15, 2008. We adopted the FSP on December 31, 2008 and the adoption did not have a material effect on our consolidated financial statements.

        Fair Value Measurements—On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," issued in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price, called an exit price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed. An exit price valuation will include margins for risk even if they are not observable. As we obtain release from risk,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the margins for risk will also be released through net realized capital gains or losses in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, which we call Levels 1, 2, and 3.

        We applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that we are required to measure at fair value under existing U.S. GAAP. We determined that there was no effect to our opening retained earnings or current period statement of operations from the implementation of SFAS 157. See Note 6 for additional information regarding SFAS 157.

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

  •
  Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, "Goodwill and Other Intangible Assets", and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable; and

  •
  Nonfinancial long-lived assets measured at fair value for impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        As a result of the issuance of FSP FAS 157-2, we did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

        In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The principal key considerations illustrated in FSP FAS 157-3 example are the use of an entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the results of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 did not have an impact on our consolidated financial statements.

        Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs ("DAC") in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 was effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity's fiscal year. We adopted SOP 05-1 effective January 1, 2007. Adoption of this statement did not have a material effect on our consolidated financial statements.

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

        FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, effective January 1, 2007, did not have a material effect on our consolidated financial statements.

  Future Adoption of Accounting Standards:

        Disclosures about Derivative Instruments and Hedging Activities—In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands disclosures about an entity's derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. We adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 is expected to result in expanded disclosures related to derivative instruments and hedging activities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Business Combinations—In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141") and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

  •
  Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157 fair value rather than SFAS 141's requirement based on estimated fair values;

  •
  Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

  •
  Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

  •
  Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, "Accounting for Contingencies" are met; and

  •
  Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

        SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on January 1, 2009, did not have a material effect on our consolidated financial statements but will impact any future acquisitions.

        Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 —In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the parent's equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.

        The adoption of SFAS 160 on January 1, 2009 did not have a material effect on our consolidated financial statements.

3. BUSINESS COMBINATIONS

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

        We paid the original purchase price of $630 million, apportioned 55% in cash and 45% in our common stock valued at $20 per share. We paid transaction costs of approximately $12 million in cash. In addition to the purchase price, the transaction contemplated an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out was $150 million, payable in cash and our common stock. On December 31, 2008, the maximum potential payable was amended so that there is no longer a stock portion of the earn-out payment; therefore, the maximum potential payout for any earn-out has been reduced from $150 million to $82.5 million, representing the 55% cash portion only. Additionally, there was no earn-out earned for 2008, thus further reducing the maximum potential earn-out from $82.5 million to $55 million for 2009 and 2010.

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted to, and later accepted by CMS from MemberHealth in June 2007 for its 2008 Part D plans. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we amortized into income over the contract period, January 1, 2008 to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

December 31, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of their pre-tax income for the first quarter of 2007 of approximately $26 million. We adjusted the pro forma financial information in our financial statements for the year ended December 31, 2007 included in our filed Annual report on Form 10-K for the year then ended, to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we concluded a settlement agreement and amendment of the merger agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $16 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock, valued at $35 million. We have retired these shares. As a result of this settlement, in the first quarter of 2008, we reduced goodwill by the amount of the cash and common shares received, $82 million in total, and we adjusted liabilities in relation to the $16 million forgiveness.

        During the third quarter of 2008, we performed the final purchase accounting for the MemberHealth acquisition, adjusting the purchase price allocation to reflect the final values. The adjustments posted increased goodwill by $7.9 million, primarily as a result of two significant items, the final 2007 CMS risk score adjustment and the 2007 final CMS prescription drug event reconciliation, as discussed below.

        During the third quarter of 2008, we received the final risk score adjustments for 2007 members in our Part D plans. The risk score reflects the relative health of the member and affects the level of reimbursement from CMS, with a higher reimbursement for members with higher risk scores. The total adjustment for our 2007 membership reduced CMS expected payments by $5.2 million. The estimated risk corridor impact, which reduced the receivable from CMS, was approximately $3.6 million, resulting in a net reduction of receivables of $1.6 million. We allocated this amount to pre-acquisition and post acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on our analysis, we determined that $1.2 million of the reduction related to periods preceding the acquisition and $0.4 million related to periods subsequent to the acquisition. We recorded the $1.2 million portion as an increase in goodwill and reported the $0.4 million portion as a reduction to third quarter revenues.

        The final 2007 plan year reconciliation could not be completed until CMS finalized the membership eligibility data, the prescription drug event data, the plan to plan membership reconciliation and the risk score adjustments. CMS finalized the risk score adjustment in July 2008, the prescription drug event data submission deadline was July 31, 2008, CMS completed the Phase III or final plan to plan membership reconciliation in September 2008 and we received the final reconciliation for the 2007 Plan year in October 2008. After the receipt of this finalized information, we reconciled the amount due to CMS. We performed the reconciliation for the pre-acquisition and post-acquisition periods to capture the portion of the adjustment impacting the opening purchase GAAP balance sheet. Based on the reconciliation, we determined that the CMS receivable as of the date of acquisition was overstated by approximately $10.3 million, and that the receivable relating to post-acquisition activity was understated by approximately $2.0 million. We recorded the pre-acquisition amount, net of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

deferred taxes of $3.6 million, as an adjustment to goodwill and we reported the post-acquisition amount as a reduction of third quarter claims expense.

        After giving effect to the settlement and the final allocation adjustments discussed above, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted for deferred income taxes, was approximately $607.6 million:

Description	Amount (In thousands)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$135,426	10	Straight line over the estimated life of the membership base
Trademarks/trade names	20,433	9	Straight line over the estimated life of the trademarks/trade names
Licenses	3,500	15	Straight line over the estimated life of the licenses
Goodwill	448,215	—	Non amortizing

Total excess of purchase price over tangible book value	$607,574

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

        To fund the cash required to close the transaction and to provide us with capital to support our organic growth, investment funds operated by Lee Equity Partners, LLC, Perry Capital, LLC, Union Square Partners Management, LLC, the successor to Capital Z Management, LLC, and Welsh, Carson, Anderson & Stowe X, L.P., acquired shares of our Series A and Series B preferred stock valued at $20 per equivalent share of our common stock. These funds invested a total of approximately $350 million, of which they funded $100 million in the second quarter of 2007, and the remainder effective September 21, 2007. The preferred stock is convertible into shares of our common stock and does not bear a dividend. See Note 8—Stockholders' Equity to the consolidated financial statements included elsewhere in this annual report on Form 10-K, for additional information regarding the preferred stock. We did not register the preferred stock under the Securities Act of 1933, as amended, and it may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

        The following condensed balance sheet sets forth the amounts assigned to assets and liabilities for MemberHealth on the date of acquisition, as adjusted to reflect the settlement and the final purchase price allocation discussed above:

September 21, 2007
(In thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	135,426
Trademarks/trade names	20,433
Licenses	3,500
Goodwill	448,215
Due and unpaid premium	135,218
CMS deposit contract receivable	91,347
Other Part D receivables	92,120
Deferred taxes	16,886
Other	28,424

Total Assets	$1,045,784

Liabilities
Policy related liabilities	$297,437
Due to reinsurers	72,243
Other	115,161

Total Liabilities	484,841
Equity	560,943

Total Liabilities and Equity	$1,045,784

        We have not included operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, in our consolidated financial statements. The unaudited consolidated pro forma results of operations, assuming that we purchased MemberHealth on January 1, 2006 are as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Total revenue	$4,276,228	$2,545,138
Income from continuing operations before taxes	$181,634	$168,259
Net income from continuing operations	$115,139	$108,513
Earnings per common share:
Basic	$1.34	$1.35
Diluted	$1.32	$1.32

        The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if we had consummated the acquisition on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

  Harmony Health

        On March 1, 2007, we acquired Harmony Health, Inc., a provider-owned company that operates GlobalHealth, a Medicare Advantage and commercial managed care plan in Oklahoma City, Oklahoma, for $18.2 million in cash. We incurred direct costs of acquisition of $0.2 million. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with us to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		December 31, 2008		December 31, 2007
	Weighted Average Life (Years)
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Traditional Insurance:
Policies in force—Health	9	$18,473	$13,069	$18,473	$12,252
Distribution channel	30	26,684	5,770	22,055	3,492
Policies in force—Life/Annuity	7	4,127	2,465	4,127	2,241
Medicare Part D:
Membership base	10	135,426	17,267	138,000	3,795
Trademarks/tradenames	9	20,433	2,895	18,000	550
Licenses	15	3,500	297	5,000	92
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	9,785	23,988	7,542
Provider contracts	10	15,539	5,462	15,539	3,853
Non-compete	7	1,425	325	1,425	121
Senior Administrative Services:
Administrative service contracts	6	7,671	7,628	7,671	7,526
Hospital network contracts	10	1,797	1,358	1,797	1,093

Total	17	$259,063	$66,321	$256,075	$42,557

        The following table shows the changes in the amortizing intangible assets:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$213,518	$54,738	$50,724
Additions and adjustments	2,987	171,031	12,081
Amortization, net of interest	(23,763)	(12,251)	(8,067)

Balance, end of year	$192,742	$213,518	$54,738

        See Note 3—Business Combinations for a discussion of the acquisitions that gave rise to the additions during 2008 and 2007. During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years. Amortization, net of interest increased in 2008 over 2007 as a result of a full year of amortization of intangible assets recognized in 2008 in connection with the September 2007 acquisition of MemberHealth vs. 3 months in 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2009	$23,632
2010	23,184
2011	21,334
2012	21,171
2013	21,040
Thereafter	82,381

$192,742

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (other non-amortizing intangible assets consist primarily of trademarks and licenses) are shown below:

	December 31, 2007	Additions	Adjustments	December 31, 2008
	(In thousands)
Traditional Insurance—Goodwill	$3,893	$—	$(3,893)	$—
Medicare Part D—Goodwill	520,764	—	(72,549)	448,215
Senior Managed Care—Medicare Advantage:
Goodwill	67,928	1,646	(2,145)	67,429
Other	10,030	—	—	10,030

Subtotal—Senior Managed Care—Medicare Advantage	77,958	1,646	(2,145)	77,459
Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$606,972	$1,646	$(78,587)	$530,031

        The Company performed its annual goodwill assessment for the individual reporting units as of October 1 2008. The conclusion reached as a result of the annual goodwill impairment testing for 2008 was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test), except for the Traditional reporting unit. The Company concluded that the fair value of the Traditional reporting unit had declined, due to decreasing sales outlooks and the lapsation of Medicare supplement policies. As a result of the step 2 analysis, the allocation of the fair value of the Traditional reporting units to its respective assets and liabilities as of October 1, 2008 indicated an implied level of goodwill of $0. Therefore, the Company recorded an impairment charge of $3.9 million of goodwill for the traditional reporting unit.

        The decrease in goodwill for Medicare Part D was due to the reduction in the purchase price for MemberHealth of $81.9 million, net of $9.4 million of increases to goodwill as a result of our completion of the purchase price allocation process for the acquisition, including the finalization of the valuation and, measurement of the asset acquired. For a full discussion of the MemberHealth purchase price adjustment see Note 3—Business Combinations. The decrease in goodwill in Senior Managed Care—Medicare Advantage was the result of the pre-acquisition tax adjustment related to the Heritage acquisition and the settlement of pre-acquisition adjustments in connection with the Harmony Health acquisition.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,963	$1,372	$—	$35,335
Government sponsored agencies	90,030	4,999	—	95,029
Other political subdivisions	9,993	133	(241)	9,885
Corporate debt securities	441,681	4,055	(25,453)	420,283
Foreign debt securities	32,779	41	(1,930)	30,890
Mortgage-backed and asset-backed securities	466,632	8,109	(33,770)	440,971

	$1,075,078	$18,709	$(61,394)	$1,032,393

	December 31, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$34,510	$378	$(2)	$34,886
Government sponsored agencies	95,975	2,750	—	98,724
Other political subdivisions	5,558	34	(57)	5,536
Corporate debt securities	431,002	7,772	(6,633)	432,141
Foreign debt securities	29,363	472	(194)	29,641
Mortgage-backed and asset-backed securities	528,973	4,494	(9,546)	523,921

	$1,125,381	$15,900	$(16,432)	$1,124,849

        At December 31, 2008, gross unrealized losses of $33.8 million on mortgage-backed and asset-backed securities reflect unrealized losses of $13.5 million on subprime residential mortgage loans, as discussed below, and $20.3 related to obligations of other mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Corporate debt securities have gross unrealized losses of $25.5 million at December 31 2008. These unrealized losses relate to corporate securities across all sectors, and reflect the general depressed market conditions that existed at December 31, 2008. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$73,781	$73,228
Due after 1 year through 5 years	397,655	391,922
Due after 5 years through 10 years	98,367	95,333
Due after 10 years	38,643	30,939
Mortgage and asset-backed securities	466,632	440,971

	$1,075,078	$1,032,393

        The fair value and unrealized loss as of December 31, 2008 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
Classification	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$53	$—	$—	$—	$53	$—
Corporate debt securities	183,289	13,104	51,937	12,590	235,226	25,694
Foreign debt securities	26,803	1,318	1,872	612	28,675	1,930
Mortgage-backed and asset-backed securities	79,877	9,748	57,370	24,022	137,247	33,770

Total fixed maturities	$290,022	$24,170	$111,179	$37,224	$401,201	$61,394

        Fixed maturity securities in an unrealized loss position were diversified, representing 213 different securities as of December 31, 2008. Collectively, the unrealized loss for these securities was less than 13% of their amortized cost. The fair value for these securities was approximately 83% of their par value. Individually, the fair value for approximately 80% of these securities was greater than 75% of its respective amortized cost.

        The group of securities in an unrealized loss position for less than twelve months was comprised of 145 securities. Collectively, the unrealized loss for the securities in this group was 8% of their amortized cost. The fair value for the securities in this group was 86% of their par value. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market, financial companies and related businesses.

        The group of securities depressed for twelve months or more was comprised of 68 securities. Collectively, the unrealized loss for the securities in this group was approximately 25% of their amortized cost. The fair value for the securities in this group was 76% of their par value. Individually, the fair value for approximately 51% of these securities was greater than 75% of its respective amortized cost. Mortgage and asset-backed securities, which is comprised primarily of obligations of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

federal agencies, represents approximately 52% of the total fair value for the more than twelve month group. Corporate debt securities represent approximately 47% of the total fair value of the more than twelve month group. There were 28 corporate debt securities with a market value less than 90% of amortized cost with a combined unrealized loss of $11.9 million. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market and related businesses, subprime securities in particular. Subprime securities in the portfolio represented $10.8 million of the $24.0 million unrealized loss on the 12 months or longer mortgage-backed securities A description of the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

        As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and recorded an other-than-temporary decline in the value of certain of our securities with exposure to subprime mortgages totaling $48.0 million in the year ended December 31, 2008. In addition, we recorded $11.8 million in other-than-temporary impairments on corporate and other mortgage backed securities. We recorded $41.0 million in other-than-temporary impairments on certain subprime mortgages for the year ended December 31, 2007. We did not write down the value of any fixed maturity securities during 2006.

  Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have led to higher delinquency and loss rates. These factors combined with heightened capital constraints on financials institutions have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of December 31, 2008, we held subprime securities with par values of $140.3 million, an amortized cost of $51.4 million and a market value of $38.3 million representing approximately 2.4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA- by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Market Value	Unrealized Loss
	(In thousands)
2003	$6,243	$3,991	$(2,252)
2004	3,308	2,692	(616)
2005	24,928	16,764	(8,164)
2006	12,177	10,388	(1,789)
2007	4,706	4,486	(220)

Totals	$51,362	$38,321	$(13,041)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for 21 out of a total of 32 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began last year:

		2008 Quarter Ended
	2007	March 31	June 30	September 30	December 31	2008	Cumulative
	(In thousands)
Subprime	$40,997	$29,800	$11,771	$2,329	$4,064	$47,964	$88,961
Other structured	—	—	1,384	2,432	829	4,645	4,645
Corporate	—	—	—	7,177	—	7,177	7,177

	$40,997	$29,800	$13,155	$11,938	$4,893	$59,786	$100,783

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of December 31, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings that were initially impaired during the first quarter of 2008. In addition, during 2008, we have recognized an other-than-temporary impairment on five other structured securities and three corporate securities. The corporate other-than-temporary impairment includes $6.1 million on two Lehman Brothers securities.

        The components of the change in unrealized gains and losses for fixed maturity securities included in the consolidated statements of stockholders' equity are as follows:

	2008	2007	2006
	(In thousands)
Change in net unrealized gains and losses:
Fixed maturities	$(42,153)	$(2,295)	$(6,772)
Other invested assets	—	(8)	26
Adjustment relating to deferred policy acquisition costs	6,393	(670)	2,160

Change in net unrealized losses before income tax	(35,760)	(2,973)	(4,586)
Income tax benefit	12,516	1,040	1,605

Change in net unrealized losses	$(23,244)	$(1,933)	$(2,981)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The details of net investment income are as follows:

	2008	2007	2006
	(In thousands)
Investment Income:
Fixed maturities	$59,170	$62,090	$59,013
Cash and cash equivalents	21,303	44,428	15,315
Policy loans	1,971	1,342	1,332
Other	632	1,095	1,350

Gross investment income	83,076	108,955	77,010
Investment expenses	(1,806)	(1,985)	(1,551)

Net investment income	$81,270	$106,970	$75,459

        The two Lehman Brothers securities were the only non-income producing fixed maturity securities for the year ended December 31, 2008. There were no non-income producing fixed maturity securities for the years ended December 31, 2007 or 2006.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2008	2007	2006
	(In thousands)
Realized gains:
Fixed maturities	$1,788	$324	$3,860
Other	12	2,073	1,186

Total realized gains	1,800	2,397	5,046

Realized losses:
Fixed maturities	(61,020)	(41,641)	(184)
Equity securities and other invested assets	(461)	(934)	(44)

Total realized losses	(61,481)	(42,575)	(228)

Net realized (losses) gains	$(59,681)	$(40,178)	$4,818

        At December 31, 2008 and 2007, we held unrated or less-than-investment grade corporate debt securities as follows:

	2008	2007
	(In thousands)
Carrying value (estimated fair value)	$22,492	$19,286

Percentage of total assets	0.6%	0.5%

        The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $5.4 million, or 0.1% of total assets at December 31, 2008, and $6.6 million, or 0.2% of total assets at December 31, 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        We have reflected investments held by various states as security for our policyholders within those states in fixed maturities. These investments had carrying values of $41.9 million at December 31, 2008 and $41.6 million at December 31, 2007.

6. FAIR VALUE MEASUREMENTS

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

        Level 2 observable inputs, other than quoted prices included in Level 1, reflect the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and we classify them within Level 2. Derivative instruments that are priced using models with observable market inputs, such as interest rate swap contracts, also fall into Level 2 category.

        Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent our best estimate of an amount that we could realize in a current market exchange absent actual market exchanges.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our assets and liabilities that we carry at fair value by SFAS 157 hierarchy levels, as of December 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$1,032,393	$—	$1,028,449	$3,944
Equity securities	490	—	—	490

Total assets	$1,032,883	$—	$1,028,449	$4,434

Liabilities:
Interest rate swaps	$20,298	$—	$20,298	$—

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities as of December 31, 2008:

	Fair Value	% of Total Fair Value
	(In thousands)
Mortgage and asset-backed securities	$1,862	42.0%
Corporate	2,082	47.0%
Equity securities	490	11.0%

Total Level 3 securities	$4,434	100.0%

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

  Level 3 Rollforward

        We classify the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on assumptions about market participant assumptions. Rollforward tables for each quarter from January 1, 2008 to December 31, 2008 for the Level 3 financial instruments for which we have used significant unobservable inputs in the fair value measurement on a recurring basis are presented below:

	Fixed Maturities	Equity Securities	Total
	(thousands)
Fair value as of January 1, 2008	$7,757	$490	$8,247
Net purchases and sales	(379)	—	(379)
Unrealized losses included in AOCI(1),(2)	(289)	—	(289)

Fair value as of March 31, 2008	7,089	490	7,579
Net purchases and sales	(20)	—	(20)
Net transfers out	(2,372)	—	(2,372)
Unrealized losses included in AOCI(1),(2)	(121)	—	(121)

Fair value as of June 30, 2008	4,576	490	5,066
Net purchases and sales	(40)	—	(40)
Net transfers in	168	—	168
Unrealized losses included in AOCI(1),(2)	65	—	65

Fair value as of September 30, 2008	4,769	490	5,259
Net purchases and sales	1	—	1
Net transfers out	(621)	—	(621)
Unrealized losses included in AOCI(1),(2)	(205)	—	(205)

Fair value as of December 31, 2008	$3,944	$490	$4,434

(1)
AOCI: Accumulated other comprehensive income (loss)

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES

        The parent holding company files a consolidated return for federal income tax purposes that includes all of the non-life insurance company subsidiaries, including Heritage. American Exchange and its subsidiaries file a separate consolidated federal income tax return.

        The Company's federal and state income tax expense (benefit) for continuing operations is as follows:

	2008	2007	2006
	(In thousands)
Current—United States	$49,162	$66,074	$26,865
Deferred—United States	7,050	(17,520)	5,745

Total tax expense	$56,212	$48,554	$32,610

        A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations for continuing operations is as follows:

	2008	2007	2006
	(In thousands)
Expected tax expense	$52,956	$46,419	$32,814
State taxes	1,067	(636)	2,465
Change in valuation allowance	1,289	2,931	(2,736)
Other, net	900	(160)	67

Actual tax expense	$56,212	$48,554	$32,610

        In addition to federal and state income tax, the Company's insurance company subsidiaries are subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Reserves for future policy benefits	$26,314	$8,033
Loss carryforwards	5,690	5,072
Asset valuation differences	18,907	40,925
Deferred revenues	342	351
Unrealized losses on investments	19,612	36

Total gross deferred tax assets	70,865	54,417
Less valuation allowance	(4,433)	(3,144)

Net deferred tax assets	66,432	51,273

Deferred tax liabilities:
Deferred policy acquisition costs	(2,782)	(6,882)
Present value of future profits	(65,362)	(70,900)
Other	(5,165)	(2,178)

Total gross deferred tax liabilities	(73,309)	(79,960)

Net deferred tax liability	$(6,877)	$(28,687)

        At December 31, 2008, the Company (exclusive of American Exchange and its subsidiaries) had net operating loss carryforwards of approximately $4.4 million that expire in 2025. The use of the net operating loss carryforward is limited to $1.6 million per year under the Internal Revenue Code.

        The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $4.4 million at December 31, 2008 and $3.1 million at December 31, 2007. During 2008, the Company established a deferred tax asset of $1.3 million for state net operating loss carry forwards; concurrently, a valuation allowance of $1.3 million also was established. At December 31, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. During the second quarter we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other-than-temporary impairments taken in that period. Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

No material interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statue is extended by mutual consent. The Company has not entered into any agreement to extend the statute of limitations of any state tax return for any jurisdiction. In connection with the examination of the Company's 2005 federal tax return, the statute of limitations was extended to December 31, 2010. Consequently, federal tax returns for the years ending December 31, 2005 through 2008 are open. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Currently, the Company's 2005 federal tax return and the pre-acquisition MemberHealth 2006 and 2007 federal tax returns are under examination by the Internal Revenue Service. While no adjustments have yet been proposed that would impact any unrecognized tax benefits, it is reasonably possible that a change may occur within the next twelve months. It is not possible to determine the range of this possible adjustment.

8. STOCKHOLDERS' EQUITY

  Preferred Stock

        We have 3.0 million authorized shares of preferred stock, of which we have designated 300,000 shares as Series A preferred stock and 300,000 shares as Series B preferred stock. The holders of both Series A preferred stock and Series B preferred stock possess specified rights whereby they may, in specified circumstances, convert the shares directly or indirectly into shares of common stock. In addition, we have the right to convert the shares of our Series B preferred stock to common stock, in the ratio of 100 shares of common stock for each share of Series B preferred stock, from and after the first anniversary of the issuance of the shares of Series B preferred stock. On November 24, 2008, we converted all of the then-outstanding 132,895 shares of Series B preferred stock into 13,289,500 shares of our common stock.

        At December 31, 2008, there were 42,105 shares of Series A preferred stock outstanding and no shares of Series B preferred stock outstanding. At December 31, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 shares of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide Universal American with capital to support its organic growth. See Note 3 of Notes to Consolidated Financial Statements for additional information.

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

  Series A Participating Convertible Preferred Stock

        Subject to the exceptions described below, each share of Series A preferred stock ranks equally in all respects and has the same rights, powers and preferences, and the same qualifications, and limitations, as our Series B preferred stock:

        Rank.    The Series A preferred stock ranks

  •
  senior and prior to our common stock and each other class or series of our equity securities, whether currently issued or issued in the future, that by its terms ranks junior to the Series A preferred stock, whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise,

  •
  on a parity with each other class or series of our equity securities, whether currently issued or issued in the future, that do not by their terms expressly provide that they rank senior to or junior to the Series A preferred stock whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise, and

  •
  junior to each other class or series of our equity securities, whether currently issued or issued in the future, that by their terms rank senior to the Series A preferred stock.

        Dividends.    Holders of shares of Series A preferred stock are entitled to participate equally and ratably with the holders of shares of common stock in all dividends and distributions paid on the shares of common stock as if, immediately prior to each record date for payment of a dividend or distribution on the common stock, the shares of Series A preferred stock then outstanding were converted into shares of common stock.

        Liquidation Preference.    In the event that we voluntarily or involuntarily liquidate, dissolve or wind up, the holders of shares of Series A preferred stock are, with respect to each such share of Series A preferred stock, entitled to receive the greater of

  •
  prior to the first anniversary of the original issuance in respect of a share of Series A preferred stock, $2,000 and on or after the first anniversary of the original issuance in respect of a share of Series A preferred stock, $1.00 in each case plus an amount equal to any dividends or distributions payable and remaining unpaid on the share, and

  •
  at any time, the payment the holders would have received had those holders, immediately prior to our liquidation, dissolution or winding up, converted the share of Series A preferred stock into shares of common stock, in each case before any payment or distribution is made on any shares of common stock. We estimate liquidation value on or after the first anniversary of the original issuance based on our closing share price on the balance sheet.

Neither a consolidation or merger nor a sale or transfer of all or any part of our assets for cash, securities or other property, is considered a liquidation, dissolution or winding up.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        Voting Rights.    Holders of shares of Series A preferred stock are not entitled to vote on any matter submitted to a vote of our shareholders, but are entitled to prior written notice of, and are entitled to attend and observe, all special and annual meetings of our shareholders. However, so long as any shares of Series A preferred stock are outstanding, we will not, without the written consent or affirmative vote by holders of at least a majority of the outstanding shares of Series A preferred stock, voting as a single and separate class:

  •
  amend, alter or repeal any provision of our certificate of incorporation, by any means, such as by merger, consolidation, reclassification, or otherwise so as to, or in a manner that would, adversely affect the preferences, rights, privileges or powers of the Series A preferred stock; or

  •
  increase the authorized or issued number of shares of Series A preferred stock.

        Merger or Consolidation.    Unless approved by holders of the shares of Series A preferred stock, we will not merge or consolidate into, or sell, transfer or lease all or substantially all of our property to any other entity, unless the successor, transferee or lessee entity expressly assumes the due and punctual performance and observance of each and every covenant and condition described above to be performed and observed by us and expressly agrees to exchange, at the holder's option, shares of Series A preferred stock for shares of the surviving entity's capital stock on terms substantially similar to the terms described above.

        Conversion upon Transfer.    Any share of Series A preferred stock owned by any equity investor that was an original purchaser of the share or any affiliate of an equity investor is not convertible into common stock so long as such share of Series A preferred stock is owned by that equity investor or affiliate. At any time when a share of Series A preferred stock is not or ceases to be owned by an equity investor or an affiliate of an equity investor, the share of Series A preferred stock, without any further action or deed on our part or any other individual, entity or group, will automatically convert into the number of fully paid and non-assessable shares of common stock determined by dividing $2,000 by the conversion price in effect at the time of conversion. The initial conversion price is $20.

        Exchange of Shares.    Under the securities purchase agreements that governed the original issue of the Series A preferred stock, we have agreed that, at an equity investor's request, we will exchange all or any shares of Series A preferred stock held by the equity investor for a like number of shares of Series B preferred stock; provided that, prior to the consummation of any exchange, the equity investor shall have obtained a clearance, approval or waiver, under specified laws governing insurance companies or the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or shall have represented to us that no clearance, approval or waiver is not required in connection with such an exchange.

  Series B Participating Convertible Preferred Stock

        Subject to the exceptions described below, each share of our Series B preferred stock ranks equally in all respects and has the same dividend and other rights, powers and liquidation and other preferences, and the same qualifications, limitations and restrictions as our Series A preferred stock.

        Voting Rights.    In addition to the voting rights described above, holders of our Series B preferred stock may vote with holders of our common stock together as one class on all matters submitted for a vote of holders of our common stock. Holders of our Series B preferred stock are entitled to a number

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

of votes equal to the number of votes to which the shares of our common stock issuable upon conversion of their shares of Series B Preferred Stock would have been entitled if those shares of common stock had been outstanding at the time of the applicable record date.

        Right to Convert.    A holder of our Series B preferred stock has the right, at any time and from time to time, to convert any or all of the holder's shares of Series B into the number of fully paid and non-assessable shares of common stock determined by dividing $2,000 by the conversion price in effect at the time of conversion. The initial conversion price is $20.

        We have the right to require the holder of each share of our Series B preferred stock, from and after the first anniversary of the date of original issuance of the share, from time to time, at our option, to convert the share of Series B preferred stock into fully paid and non-assessable shares of our common stock at the applicable conversion price. The number of shares of common stock into which one share of the Series B preferred stock is convertible is determined by dividing the preferred share price by the conversion price in effect at the time of conversion.

  Common Stock—Voting

        We currently have authorized for issuance 200 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

Years ended December 31,	2008	2007	2006
Common stock outstanding, beginning of year	74,952,177	59,890,500	59,042,685
Conversion of Preferred B into common stock	13,289,500	—	—
Return of stock issued and stock issued in connection with MemberHealth acquisition (See Note 3—Business Combinations)	(2,027,071)	14,175,000	—
Exercise of stock options	1,184,237	861,633	827,075
Agent stock award	—	2,801	16,040
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	48,257	22,243	4,700

Common stock outstanding, end of year	87,447,100	74,952,177	59,890,500

  Common Stock—Non Voting

        We currently have authorized for issuance 30 million shares of non-voting common stock, par value $0.01 per share. None of this class of stock is, or has been, issued.

  Treasury Stock

        We have approved share repurchase plans that have authorized us to repurchase up to $100 million of shares of our common stock. Through December 31, 2008, we had repurchased 6.7 million shares of our common stock for an aggregate amount of $71.8 million, under these programs. Subsequent to year end, through March 3, 2009, we repurchased an additional 1.7 million shares for $14.8 million. As of March 3, 2009, we have $13.4 million that remains available to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows:

	For the year ended December 31,
	2008			2007
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	285,545	$4,258	$14.91	712,868	$10,626	$14.91
Shares repurchased	7,028,154	74,821	10.65	—	—	—
Shares distributed in the form of employee bonuses	(119,312)	(1,474)	12.36	(427,323)	(6,368)	22.44

Treasury stock, end of period	7,194,387	$77,605	$10.79	285,545	$4,258	$14.91

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

As of December 31,	2008	2007
	(In thousands)
Net unrealized loss on investments	$(42,685)	$(533)
Deferred acquisition cost adjustment	6,617	225
Foreign currency translation gains	332	485
Fair value of cash flow swap on debt	(20,298)	(279)
Deferred income taxes	19,612	36

Total accumulated other comprehensive loss	$(36,422)	$(66)

9. STOCK BASED COMPENSATION

  1998 Incentive Compensation Plan

        On May 28, 1998, our shareholders approved the 1998 Incentive Compensation Plan, known as the 1998 ICP. The 1998 ICP superseded the Company's 1993 Incentive Stock Option Plan. Options previously granted under the Company's Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans. The 1998 ICP provides for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property.

        The total number of shares of our common stock reserved and available for delivery to participants in connection with awards under the 1998 ICP, prior to amendment on August 23, 2007, was

  •
  9.0 million, plus

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

  •
  the number of shares of common stock subject to awards under preexisting plans that become available, generally due to cancellation or forfeiture, after the effective date of the 1998 ICP, plus

  •
  13% of the number of shares of common stock issued or delivered by us during the term of the 1998 ICP, excluding any issuance or delivery in connection with awards, or any of our other compensation or benefit plans, provided, however, that the total number of shares of common stock with respect to which incentive stock options, or ISOs, may be granted, may not exceed 1.5 million. On August 23, 2007, our shareholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 1998 ICP by 5.0 million shares. As of December 31, 2008, a total of 19.3 million shares were eligible for grant under the plan, giving effect to the potential conversion of our Series A preferred stock. We have awarded a total of 13.0 million shares under the plan, of which 6.4 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP. As of December 31, 2008, 6.3 million shares were available for future awards.

        Executive officers, directors, and other officers and employees of our parent holding company or any subsidiary, as well as other persons who provide services to us, are eligible to receive awards under the 1998 ICP, which is administered by our Board of Directors or a committee established pursuant to the plan. Our Board has designated its Compensation Committee to administer the 1998 ICP. The committee, may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and any accelerated exercisability, lapse, expiration and vesting occurs automatically in the case of a change in control of the Company, except to the extent otherwise determined by the committee at the date of grant or thereafter. The committee has not yet exercised any of its discretion noted above, except that in the case of some options issued under the plan, the committee has determined to restrict the automatic vesting on change of control.

  Employee Stock Awards

        In accordance with the 1998 ICP, we may grant stock to our officers and non-officer employees. We expense the non-officer grants over the year for which the award relates. We granted awards to non-officer employees of 1,156 shares with a fair value of $10.08 per share for 2008 in January 2009, 344 shares with a fair value of $22.90 per share for 2007 in January 2008, and 196 shares with a fair value of $18.56 per share for 2006 in January 2007.

  Restricted Stock Awards

        We have historically granted restricted stock to executive officers in connection with their bonuses. This restricted stock vests ratably over four years. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We generally issue these restricted stock awards out of treasury shares. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period. In 2008, executive officers were awarded 96,468 shares with a fair value of $10.35 per share for 2007 performance and in 2007 they were awarded 86,627 shares with a fair value of $18.47 per share for 2006 performance, and in 2006 they were awarded 53,745 shares with a fair value of $15.35 per share for 2005 performance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

        A summary of the status of our non-vested restricted stock awards as of December 31, 2008, and changes during the three years then ended, is set forth below:

	2008		2007		2006
Nonvested Restricted Stock	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Nonvested at beginning of year	518	$21.06	149	$12.60	157	$12.05
Granted	119	11.04	427	22.44	54	15.35
Vested	(150)	19.62	(58)	12.12	(51)	11.05
Forfeited	(16)	23.83	—	—	(11)	11.78

Nonvested at end of year	471	$18.89	518	$21.06	149	$13.60

        The total fair value of shares of restricted stock that vested during the year ended December 31, 2008 was $1.8 million. The total fair value of shares of restricted stock that vested during 2007 was $1.1 million and the total fair value of shares of restricted stock vested during 2006 was $0.8 million.

  Agents' Stock Purchase Plan

        Qualifying agents of our insurance subsidiaries can purchase shares of our common stock pursuant to our Agents Stock Purchase Plan. Participants purchase shares on the open market at fair value; accordingly, we do not recognize expense. Through the Agents Stock Purchase Plan, agents purchased 5,700 shares at a weighted average price of $10.96 per share in 2008, 1,600 shares at a weighted average price of $18.86 per share in 2007, and 4,700 shares at a weighted average price of $14.38 per share in 2006.

  Agents' Deferred Compensation Plan

        We also offer shares of common stock for sale to our agents pursuant to our Deferred Compensation Plan for Agents or DCP. Under the DCP, agents may elect to defer receipt of between 5% and 100% of their first year commission, which deferral will be matched by a contribution by us, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and our obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Participants purchase shares under the plan at market price and, accordingly, we do not recognize expenses except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounted to $0.3 million in 2008, $0.3 million in 2007, and $0.2 million in 2006.

  Stock Option Awards

        We have various stock-based incentive plans for our employees and non-employee directors, which operate under the 1998 ICP, and for our agents. We issue new shares upon the exercise of options granted under these plans. Beginning January 1, 2006, we adopted FAS 123-R using the modified prospective method, and began recognizing compensation cost for share-based payments to employees

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period. We have elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on our method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of any awards.

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2008	2007
Risk free interest rates	1.33%–3.15%	4.01%–5.16%
Dividend yields	0.0%	0.0%
Expected volatility	35.60%–49.31%	35.39%–42.53%
Expected lives of options (in years)	3.5–5.0	3.0–6.0
Weighted-average grant-date fair value	$2.85	$7.91

        A summary of the status of our Company's stock option plans during the three years ended December 31, 2008 and changes during the years ending on those dates is set forth below:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding—beginning of year	5,676	$12.71	4,325	$7.73	4,823	$6.81
Granted	1,191	13.91	2,356	21.15	439	15.36
Exercised	(1,184)	3.55	(861)	10.18	(827)	5.57
Terminated	(43)	17.14	(144)	16.37	(110)	11.55

Outstanding—end of year	5,640	$14.85	5,676	$12.71	4,325	$7.73

Options exercisable at end of year	3,159	$12.00	3,395	$7.21	3,632	$6.40

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

        The weighted average remaining contractual term for the options outstanding was 3.7 years and 4.0 years at December 31, 2008 and 2007, respectively. The weighted average remaining contractual term for the options exercisable was 3.1 years at December 31, 2008. The aggregate intrinsic value of options outstanding at December 31, 2008 was approximately $10.2 million. The aggregate intrinsic value of options exercisable at December 31, 2008 was $10.0 million.

        The total intrinsic value of options exercised during the year ended December 31, 2008 was $7.7 million and was $10.2 million for 2007. As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $12.7 million, which we expect to recognize over a weighted average period of 1.3 years.

        We received cash from the exercise of stock options of $4.2 million for the year ended December 31, 2008, $8.8 million for 2007 and $4.6 million for 2006. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for these excess tax deductions was $2.8 million for the year ended December 31, 2008. The amount of operating cash flows recognized for such excess tax deductions was $5.8 million for 2007 and was $1.9 million for 2006.

        A summary of the weighted average fair value of options granted during the three years ended December 31, 2008 is presented below:

	2008		2007		2006
	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value
	(In thousands)		(In thousands)		(In thousands)
Above market	754	$2.60	18	$4.47	28	$5.38
At market	437	3.26	2,338	7.94	411	4.37
Below market	—	—	—	—	—	—

Total granted	1,191	$2.85	2,356	$7.91	439	$5.32

        The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2008	Weighted- Average Exercise Price
	(In thousands)			(In thousands)
$3.15	515	0.6 years	$3.15	515	$3.15
3.25–14.71	2,064	3.7 years	10.20	1,239	8.17
15.50–19.59	1,704	3.4 years	17.45	1,057	17.16
20.53–23.83	1,357	5.5 years	23.10	348	23.07

$3.15–23.83	5,640	3.7 years	$14.85	3,159	$12.00

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

        A summary of the activity relating to the options awarded by the Company for employees, directors and agents is as follows:

	Employees	Directors	Agents & Others	Total	Range of Exercise Prices
	(In thousands)
Balance, January 1, 2006	3,968	347	508	4,823
Granted	349	62	28	439	$13.75–$19.25
Exercised	(710)	(12)	(105)	(827)	$1.88–$15.88
Terminated	(88)	(9)	(13)	(110)	$3.15–$19.21

Balance, December 31, 2006	3,519	388	418	4,325
Granted	2,213	126	17	2,356	$15.07–$23.83
Exercised	(550)	(77)	(234)	(861)	$2.00–$19.21
Terminated	(102)	(19)	(23)	(144)	$7.40–$22.67

Balance, December 31, 2007	5,080	418	178	5,676
Granted	1,055	136	—	1,191	$9.62–$20.77
Exercised	(1,120)	(52)	(12)	(1,184)	$2.25–$23.30
Terminated	(40)	(3)	—	(43)	$6.51–$23.83

Balance, December 31, 2008	4,975	499	166	5,640

Vested, December 31, 2008	2,747	267	145	3,159

  Options Granted to Employees

        We generally grant options to eligible employees at a price not less than the market price of our common stock on the date of the grant. Option holders may exercise their options subject to the terms prescribed by the individual grant agreement. During 2008, we issued 928,531 options to management in connection with the management bonus and 126,500 to new employees. During 2007, we issued 1,116,000 options issued to management in connection with the management bonus, 116,750 to new employees, and 980,500 in connection with the acquisition of MemberHealth. During 2006, we issued approximately 307,000 options to management in connection with the management bonus and 42,000 to new employees. Holders genereally must exercise vested options not later than the expiration date of the option, or within a specified duration following termination of employment. Prior to September 2005, options issued to employees had a term of ten years. Options issued to employees after August 2005 have terms ranging from 5 to 7 years. We made these awards at a price equal to or greater than market on the date of grant; therefore, we did not recognize any compensation cost for these awards prior to 2006. Total expense relating to the above grants was $5.9 million for the year ended December 31, 2008 and $4.2 million for the year ended December 31, 2007.

  Stock Options Issued to Directors

        Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director automatically receives an option to purchase 10,000 shares of Common Stock upon his or her initial election to the Board, and at each annual meeting of shareholders at which he or she qualifies as a non-employee director. We also grant the non-employee directors for American Progressive would be granted an option to purchase 1,500

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK BASED COMPENSATION (Continued)

shares of Common Stock at each annual meeting. During 2008, there were approximately 136,000 options issued to directors. During 2007, there were approximately 126,000 options issued to directors. Unless otherwise determined by the Board, the non-employee director options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. We grant these options at a price equal to market; therefore, we did not recognize compensation expense for these awards prior to 2006. Total expense relating to the above plans was $0.5 million for the year ended December 31, 2008 and $0.3 million for the year ended December 31, 2007.

  Stock Option and Stock Award Plans for Agents

        We may grant options to agents based on production pursuant to the 1998 ICP. These options vest in equal installments over a two year period and expire five years from the date of grant. We set the exercise prices at between 110% and 125% of the fair market value of Universal American common stock on the date of the award. During 2008 we did not award independent agents any options for 2007 sales performance. In 2007, we awarded independent agents approximately 17,250 options with a weighted average exercise price of $23.30 per share for 2006 sales performance. During 2006, we awarded independent agents approximately 28,000 options with a weighted average exercise price of $19.25 per share for 2005 sales performance.

        Beginning in 2005, we began granting awards of common stock to some other qualifying agents. These awards vest over five years. During 2008, we did not award the qualifying agents any stock grants for 2007 sales performance. During 2007, we awarded the qualifying agents stock grants of approximately 5,447 shares with a fair value of $18.62 per share for 2006 sales performance. During 2006, we awarded the qualifying agents stock grants of approximately 17,000 shares with a fair value of $16.07 per share for 2005 sales performance.

        We expense the fair values of the awards over the vesting period of each award. Total expense relating to the above plans was $0.3 million for the year ended December 31, 2008, $0.3 million for 2007, and $0.9 million for 2006.

10. STATUTORY FINANCIAL DATA

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement or are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2008, all of our insurance subsidiaries, except for Marquette, maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". Effective January 1, 2009, Marquette novated its PFFS business to its affiliate Pyramid Life. As a result of this novation, it is anticipated that Marquette's ratio of total adjusted capital to risk-based capital will exceed the authorized control level. The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STATUTORY FINANCIAL DATA (Continued)

$525.5 million at December 31, 2008 and $486.1 million at December 31, 2007. For the year ended December 31, 2008, the insurance subsidiaries generated statutory net income of $67.8 million. For the year ended December 31, 2007, the insurance subsidiaries generated a statutory net income of $114.6 million. The insurance subsidiaries generated statutory net income of $29.3 million for the year ended December 31, 2006.

        Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2008, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for our health plan affiliates was $86.6 million at December 31, 2008 and $64.3 million at December 31, 2007. Statutory net income for our health plan affiliates was $29.1 million for the year ended December 31, 2008, $15.3 million for the year ended December 31, 2007 and $17.3 million for the year ended December 31, 2006.

        Effective January 1, 2009 the NAIC has adopted SSAP No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments. SSAP No. 98 effectively changes the impairment trigger from an undiscounted cash flow basis test to a discounted test. In addition, SSAP No. 98 changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a fair value basis. Had we adopted SSAP No. 98 on December 31, 2008, we would have recognized an additional $69.3 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis, however, the actual impairment recorded will depend upon conditions at the measurement date.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES

        Activity in the accident & health policy and contract claim liability is as follows:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$735,364	$193,391	$107,156
Less reinsurance recoverables	(56,580)	(54,615)	(29,258)

Net balance at beginning of year	678,784	138,776	77,898

Balances acquired	—	280,982	—
Incurred related to:
Current year	3,846,808	1,881,554	857,898
Prior year development	(44,803)	(1,485)	(628)

Total incurred	3,802,005	1,880,069	857,270
Paid related to:
Current year	3,210,310	1,463,482	720,901
Prior years	574,495	157,561	75,491

Total paid	3,784,805	1,621,043	796,392

Net balance at end of year	695,984	678,784	138,776
Plus reinsurance recoverables	33,086	56,580	54,615

Balance at end of year	$729,070	$735,364	$193,391

        The negative medical cost amount, noted as "prior year development" in the table above, represents favorable adjustments as a result of prior year claim estimates being settled for amounts less than originally anticipated. These favorable developments occur due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2007 ultimately settled during 2008 for $44.8 million less than originally estimated, representing 2.4% of the incurred claims recorded in 2007. The majority of the favorable development of 2007 claim reserves resulted from our Senior Managed Care—Medicare Advantage segment, including $35.2 million relating to our PFFS business and $6.9 million relating to our HMO business. The actual claims trends were lower than the original estimate of trend factors as a result of:

  •
  lower than estimated utilization of hospital and physician services, and

  •
  limited historical information from which to base trend rate estimates at December 31, 2007, due to the rapid growth in our PFFS product in new geographic areas.

        Additionally, our original estimate of the completion factors used to establish reserves at December 31, 2007, which were based upon historical patterns, were lower than the actual pattern that emerged during 2008. The actual patterns reflect a shortening of the cycle time associated with provider claim submissions and changes in claim payment and recovery patterns associated with continued enhancements made in our claims processing functions for our PFFS product.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES (Continued)

        We have adjusted for the favorable historical trend and completion factor experience together with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves at December 31, 2008. However, based on our historical experience, it is reasonably likely that our actual trend and completion factors may vary from the factors used in our December 31, 2008 estimates.

        During the fourth quarter of 2008, we determined that a number of PFFS claims had been submitted to us by fictitious providers, as well as by some actual providers seeking reimbursement for services that were not rendered. We believe that these activities are part of a pattern that has targeted traditional Medicare, as well as several Medicare Advantage PFFS plans including ours. We estimate that we paid approximately $18.9 million in benefits as a result of these false claims, mostly incurred in the fourth quarter of 2008, which reduced our fourth quarter profits by approximately $0.14 per share. These false claims, which we reflected in claims and other benefits in the consolidated statements of operations, did not have any impact on our prior year claim reserve development, as discussed above.

        During 2007, the claim reserve balances at December 31, 2006 ultimately settled for $1.5 million less than originally estimated, representing 0.2% of the incurred claims recorded in 2006. During 2006, the claim reserve balances at December 31, 2005 ultimately settled for $0.6 million more than originally estimated, representing 0.1% of the incurred claims recorded in 2005.

        In 2007, we acquired MemberHealth. The "balances acquired" line item in the table above represents the accident and health claim liabilities acquired in this transaction.

12. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$245,511	$262,144	$243,300
Capitalized costs, net of reinsurance commissions and allowances	43,659	55,070	87,810
Adjustment relating to unrealized gains (losses) on fixed maturities	6,392	(670)	2,160
Amortization	(57,932)	(71,033)	(71,126)

Balance, end of year	$237,630	$245,511	$262,144

        During 2007, we experienced an increase in the amount of lapses on our Medicare supplement business, resulting in an increased level of DAC amortization. During 2008, we have seen improved persistency on this business, requiring less amortization of DAC.

        We have approximately $238 million of unamortized DAC as of December 31, 2008. Approximately $84 million relates to our Life and Annuity business which we have entered into an agreement to reinsure. We anticipate that the closing will take place during the second quarter of 2009. Upon the closing of the reinsurance agreement, the Life & Annuity DAC will be written off as part of the net gain or loss on the transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. REINSURANCE

        In the normal course of business, the Company reinsures portions of certain policies that it underwrites. The Company enters into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, the Company is party to various reinsurance agreements on its life and accident and health insurance risks. The Company's traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, the Company pays the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses the Company that same percentage of any losses. In addition, the reinsurer pays the Company certain allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly- renewable term basis. The Company also uses excess of loss reinsurance agreements for certain policies whereby the Company limits its loss in excess of specified thresholds. The Company's quota share coinsurance agreements are generally subject to cancellation on 90 days notice for future business, but policies reinsured prior to cancellation remain reinsured as long as they remain in force.

        We evaluate the financial condition of our reinsurers and monitors concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that any reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement.

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America and Swiss Re Life & Health America, which are rated "A" or better by A.M. Best. These agreements cover various insurance products, primarily Medicare supplement, long term care and senior life policies, written or acquired by us and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, our retention on all new Medicare supplement business was 100%. Therefore, we no longer reinsure new Medicare supplement business.

        We have reinsured our Prescription PathwaySM PDPs to PharmaCare Re on a 50% coinsurance funds withheld basis. During 2008, we ceded approximately $277.9 million of premium as a result of this agreement. Pennsylvania Life also assumes risks of an unaffiliated prescription drug plan on a 33.3% quota share basis. The contract for the 33.3% assumed business was terminated as of January 1, 2008.

        During the third quarter of 2005, we commenced a reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, we provided an insured drug benefit for the employees of the State of Connecticut. The risk was reinsured to PharmaCare Re under a 100% quota share contract. The agreement with the State of Connecticut as well as the quota share contract with PharmaCare Re terminated effective June 30, 2008. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35.0 million. During 2008, we received an underwriting fee of 1% of premium. There was approximately $171.8 million of both direct and ceded premium as a result of this agreement. During 2007, there was approximately $325.0 million of both direct and ceded premium as a result of this agreement.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. REINSURANCE (Continued)

        During 2008, we ceded premiums of $449.8 million to PharmaCare Re, $58.4 million to General Re, $49.2 million to Hannover and $10.6 million to Swiss Re, representing 8.6%, 1.1%, 1% and 0.2% respectively of our total direct and assumed premiums. During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15%, 2%, 2% and 0.3% respectively of our total direct and assumed premiums. During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%, 4% and 1% respectively of our total direct and assumed premiums.

        Amounts recoverable from all our reinsurers were as follows:

	2008	2007
	(In thousands)
Reinsurer
PharmaCare Re	$12,271	$65,512
General Re	82,487	85,899
Hannover	56,253	59,579
Swiss Re	24,290	23,769
Other	45,685	51,667

Total	$220,986	$286,426

        At December 31, 2008, the total amount recoverable from reinsurers of $221.0 million included $203.7 million recoverable on future policy benefits and unpaid claims, $13.1 million in funds held and $4.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2007, the total amount recoverable from reinsurers of $286.4 million included $238.7 million recoverable on future policy benefits and unpaid claims, $13.6 million in funds held and $34.1 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. REINSURANCE (Continued)

        A summary of reinsurance is presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Premiums
Life insurance	$73,387	$74,431	$73,437
Accident and health	5,103,721	3,603,318	1,810,142

Total gross premiums	5,177,108	3,677,749	1,883,579

Ceded to other companies
Life insurance	(23,740)	(20,340)	(17,055)
Accident and health	(600,732)	(755,927)	(701,569)

Total ceded premiums	(624,472)	(776,267)	(718,624)

Assumed from other companies
Life insurance	3,169	3,693	4,364
Accident and health	44,649	36,244	27,823

Total assumed premium	47,818	39,937	32,187

Net amount
Life insurance	52,816	57,784	60,746
Accident and health	4,547,638	2,883,635	1,136,396

Total net premium	$4,600,454	$2,941,419	$1,197,142

Percentage of assumed to net premium
Life insurance	6%	6%	7%
Accident and health	1%	1%	2%
Total assumed to total net	1%	1%	3%
Claims recovered	$552,635	$695,158	$657,565

	As of December 31,
	2008	2007	2006
	(In thousands)
Life insurance in force
Gross amount	$2,915,595	$2,962,286	$3,003,885
Ceded to other companies	(887,677)	(853,767)	(793,966)
Assumed from other companies	72,620	80,692	92,083

Net amount	$2,100,538	$2,189,211	$2,302,002

Percentage of assumed to net in force	3%	4%	4%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver (See Note 3—Business Combinations). A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on its previous credit facility and revolving credit facility. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, the Company currently pays a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on the Company's consolidated leverage ratio. Effective December 31, 2008, the interest rate on the term loan portion of the 2007 Credit Facility was 4.46%. The Company had not drawn on the revolving loan facility as of the date of this report. As a result of the value received pursuant to the settlement agreement discussed in Note 3—Business Combinations, on April 23, 2008 we prepaid $25 million of principal under the new facility, under an approved waiver.

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

        Under the terms of the 2007 Credit Facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of December 31, 2008:

2007 Credit Facility (in thousands)
2009	$3,500
2010	3,500
2011	3,500
2012	310,125

$320,625

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows for interest payments on a total notional amount of $250 million of our 2007 Credit Facility. In entering the swap with Citibank, N.A., we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

rate payment based on a fixed 4.14% locked in base rate. In entering the swap with Calyon Corporate and Investment Bank, we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.13% locked in based rate. (See Note 16—Derivative Instruments—Cash Flow Hedges).

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

  Principal and Interest Payments

        The Company made regularly scheduled principal payments of $3.5 million plus the $25.0 million prepayment discussed above during the year ended December 31, 2008, $3.5 million during 2007, and $5.3 million during 2006 in connection with its credit facilities. During 2007, the Company repaid the $87.9 million balance outstanding on its Amended Credit Facility in connection with the refinancing noted above. The Company paid interest of $13.0 million during 2008, $9.9 million during 2007, and $6.9 million during 2006 in connection with its credit facilities.

        The following table sets forth certain summary information with respect to total borrowings of the Company:

	As of December 31,		Year Ended December 31,
	Amount Outstanding	Interest Rate	Maximum Amount Outstanding	Weighted Average Amount Outstanding(1)	Weighted Average Interest Rate(2)
	(In thousands)		(In thousands)	(In thousands)
2008	$320,625	4.46%	$349,125	$330,595	4.06%

2007	$349,125	5.63%	$350,000	$163,571	6.50%

2006	$90,563	7.61%	$95,813	$93,820	7.31%

(1)
The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding borrowings.

(2)
The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OTHER LONG TERM DEBT

        The Company has formed separate statutory business trusts (the "Trusts"), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," the Company does not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. On December 4, 2007, the Company paid in full the amounts outstanding on the $15 million of thirty year trust preferred securities issued in December 2002. The early extinguishment triggered the immediate amortization of the unamortized balance of related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.4 million.

        As of December 31, 2008, the Trusts have an outstanding balance of a combined $110.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2008
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		8.8%
May 2033	15,000	Floating	420		6.4%
May 2033	15,000	Fixed/Floating	410	(1)	6.3%
October 2033	20,000	Fixed/Floating	395	(2)	7.5%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

	$110,000

(1)
The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008, it converted to a floating rate equal to LIBOR plus 410 basis points.

(2)
Effective April 29, 2004, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expired in October 2008.

(3)
The rate on this issue is fixed at 7.7% for the first five years. On March 15, 2012, it will convert to a floating rate equal to LIBOR plus 275 basis points.

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

        The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OTHER LONG TERM DEBT (Continued)

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

        The Company paid $8.3 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2008, $8.7 million during 2007, and $5.8 million during 2006.

16. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 14—Loan Payable in the Notes to the Consolidated Financial Statements. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on the a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $20.3 million liability at December 31, 2008 and a $0.3 million liability at December 31, 2007. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive income (loss). We have performed

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

subsequent assessments of hedge effectiveness by verifying and documenting that the critical terms of the hedging instrument and the forecasted transaction have not changed during the period.

        The Company paid $1.4 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2008, but did not make any payments during 2007. There were no swap agreements pertaining to our credit facility during 2006.

        Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expired in October 2008. The fair value of this swap was $0 at December 31, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the year ended December 31, 2008, we reported a net $0.3 million in realized gains relating to the increase in the fair value of the cash flow swap agreement. During the year ended December 31, 2007, we reported a realized loss of $0.9 million relating to the reduction in the fair value of the cash flow swap agreement.

17. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused us to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The Court granted this motion, and the plaintiff has appealed the dismissal.

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino v. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COMMITMENTS AND CONTINGENCIES (Continued)

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

        On May 6, 2008, the parties entered into a stipulation of settlement dated as of May 1, 2008, pursuant to which they agreed to settle this action. The settlement stipulation provides for the amendment of our by-laws to require specified procedures in the event of related party transactions described in the amendment, and to require that we maintain a committee that has as a member at least one independent member of our board of directors to oversee the process of preparing bids to the federal Centers for Medicare & Medicaid Services by the MemberHealth Part D plans. The stipulation also provides for the payment of the plaintiffs' legal fees in an amount not to exceed $800,000. The Court has approved the payment of the plaintiffs' legal fees, which we paid in December 2008, and other terms of the settlement. The parties have consummated the settlement, and this case has therefore concluded.

  Other Litigation

        We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

  Lease Obligations

        We are obligated under lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma, Ohio and Washington, D.C. Rent expense was $7.1 million for the year ended December 31, 2008, $5.8 million for 2007 and $4.4 million for 2006. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2009	$5,970
2010	5,754
2011	5,380
2012	4,136
2013	2,715
Thereafter	3,466

Total	$27,421

        In addition to the above, Pennsylvania Life is the named lessee on 43 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2008 and 2007 was approximately $4.0 million and $2.9 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, we adopted the Universal American Corp. 401(k) Savings Plan. The 401(k) plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the 401(k) plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Amounts credited to employee's accounts under the 401(k) plan are invested by the employer-appointed investment committee. Currently, we match employee contributions with our common stock in amounts equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. Our matching contributions vest at the rate of 25% per plan year, starting at the end of the second year. We made discretionary matching contributions under the 401(k) plan of $2.2 million in 2008, $1.2 million in 2007 and $0.7 million in 2006. Employees must to hold the employer contribution in our common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the 401(k) plan. The 401(k) plan held 610,131 shares of our common stock at December 31, 2008, which represented 22% of total plan assets and 440,334 shares at December 31, 2007, which represented 33% of total plan assets. Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        In connection with the September 21, 2007 acquisition of MemberHealth, Inc., the Company assumed responsibility for administration of the MemberHealth, Inc. Retirement Savings Plan. The MemberHealth savings plan is a voluntary contributory plan under which employees could elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees were entitled to participate in the MemberHealth savings plan by contributing through payroll deductions up to 75% of the employee's compensation. The participating employee does not pay tax on these contributions until they are distributed. Moreover, the employer's contributions vest after 5 years of credited service. MemberHealth matched employee contributions at an amount equal to 50% of the first 6% of the employee's contribution not to exceed 3% of employee compensation. We made matching contributions under our 401(k) plan of $0.1 million in 2007. Effective January 1, 2008, the MemberHealth savings plan was merged into our 401(K) plan.

19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

        We used the following methods and assumptions estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Fixed maturity investments available for sale:     The fair value for fixed maturity securities is largely determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to:

    •
    reported trades,

    •
    benchmark yields,

    •
    issuer spreads,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

    •
    bids,

    •
    offers and

    •
    estimated cash flows and prepayment speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where they develop future cash flow expectations based upon collateral performance and discount these at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

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

        Investment contract liabilities:    For annuity contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges.

        Loan payable and trust preferred securities:    For the loan payable and trust preferred securities fair value represents the present value of contractual cash flows discounted at current spreads for equivalent credit quality.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of the Company's financial instruments are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities available for sale	$1,032,393	$1,032,393	$1,124,849	$1,124,849
Policy loans	22,274	22,274	21,560	21,560
Other invested assets	1,649	1,649	1,526	1,526
Cash and cash equivalents	511,032	511,032	667,685	667,685
Cash flow swap	(20,298)	(20,298)	(21)	(21)
Financial liabilities:
Investment contract liabilities	237,752	228,160	274,049	260,732
Loan payable	320,625	271,880	349,125	349,125
Trust preferred securities	110,000	92,802	110,000	110,000

20. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss), and the related tax effects for each component, are as follows:

For the Year ended December 31, 2008	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	$(95,441)	$(33,404)	$(62,037)
Reclassification adjustment for losses included in net income	59,681	20,888	38,793

Net unrealized losses	(35,760)	(12,516)	(23,244)
Cash flow hedge	(20,019)	(7,006)	(13,013)
Foreign currency translation adjustment	(153)	(54)	(99)

Other comprehensive loss	$(55,932)	$(19,576)	$(36,356)

For the Year ended December 31, 2007	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	$(43,151)	$(15,104)	$(28,047)
Reclassification adjustment for losses included in net income	40,178	14,064	26,114

Net unrealized losses	(2,973)	(1,040)	(1,933)
Cash flow hedge	(279)	(97)	(182)
Foreign currency translation adjustment	252	86	166

Other comprehensive loss	$(3,000)	$(1,051)	$(1,949)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

For the Year ended December 31, 2006	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized gain arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	$232	$81	$151
Reclassification adjustment for gains included in net income	(4,818)	(1,686)	(3,132)

Net unrealized losses	(4,586)	(1,605)	(2,981)
Cash flow hedge	(1,543)	(540)	(1,003)
Foreign currency translation adjustment	(9)	(3)	(6)

Other comprehensive loss from continuing operations	(6,138)	(2,148)	(3,990)
From discontinued operations:
Net unrealized gain arising during the year (net of SFAS 115 reserve adjustment for deferred acquisition costs)	(3,752)	(1,314)	(2,438)
Reclassification adjustment for gains included in net income	(38,364)	(13,427)	(24,937)

Net unrealized losses	(42,116)	(14,741)	(27,375)
Foreign currency translation adjustment	(10,227)	(3,579)	(6,648)

Other comprehensive loss from discontinued operations	(52,343)	(18,320)	(34,023)

Total other comprehensive loss	$(58,481)	$(20,468)	$(38,013)

21. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by Universal American and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs and Caremark for which it receives fees and other remuneration from our PDPs and Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets. At December 31, 2008, our investment in the equity in PDMS was $6.9 million and at December 31, 2007, our share in the equity of PDMS was $1.6 million. Our share in the income or loss of PDMS is included in "equity in earnings (loss) of unconsolidated subsidiary." For 2008, our share in the net income was $72.8 million. For 2007, our share in the net income was $56.7 million and for 2006, our share in the net income was $46.2 million. During 2008, PDMS made distributions to its owners aggregating $135.0 million. Our share of these distributions was $67.5 million. During 2007, PDMS made distributions to its owners aggregating $122.0 million. Our share of these distributions was $61.0 million. During 2006, PDMS made distribution to its owners aggregating $81.0 million. Our share of these distributions was $40.5 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. UNCONSOLIDATED SUBSIDIARY (Continued)

        The condensed financial information for 100% of PDMS is as follows:

As of December 31,	2008	2007
	(In thousands)
Assets
Cash and investments	$580	$701
Other	14,436	6,071

Total Assets	$15,016	$6,772

Liabilities and Equity
Accrued expenses and other	$1,148	$3,530
Equity	13,868	3,242

Total liabilities and equity	$15,016	$6,772

Years ended December 31,	2008	2007	2006
	(in thousands)
Total revenue	$149,348	$121,267	$102,328
Total expenses	3,722	7,939	9,954

Income	$145,626	$113,328	$92,374

        On February 13, 2008, UAC and Caremark announced that the strategic alliance would end as of December 31, 2008, subject to regulatory approval. On July 31, 2008, PDMS received approval from the Centers for Medicare and Medicaid Services (CMS) of the Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan (PDP) Line of Business. As such, effective January 1, 2009, PDMS will no longer manage the strategic alliance and will not earn revenue or incur expenses related to the 2009 PDP year. PDMS will continue to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. As there has been no change in the nature of operations during the year ended December 31, 2008, the accompanying financial statements have been prepared on a going concern basis. Upon dissolution of PDMS in 2009, following the run-out of prior year PDP claims, the economic interest of PDMS would be split equally between UAC and Caremark to match the 50% voting and ownership rights held by each entity.

22. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage,

  •
  Medicare Part D,

  •
  Traditional Insurance, and

  •
  Senior Administrative Services.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. BUSINESS SEGMENT INFORMATION (Continued)

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

        Medicare Part D—This segment consists of

  •
  Our Medicare Part D plans, consisting of our Prescription PathwaySM business and the equity in the income of PDMS, which began offering prescription drug benefit coverage for seniors and other Medicare beneficiaries on January 1, 2006 (see discussion of the termination of the strategic alliance with Caremark effective December 31, 2008 in Note 21), and, since the acquisition of MemberHealth on September 21, 2007, the Community CCRx business, and

  •
  Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. BUSINESS SEGMENT INFORMATION (Continued)

        Traditional Insurance—This segment consists of

  •
  our Medicare supplement business,

  •
  specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States, and

  •
  our traditional and universal life insurance business distributed through our career agency sales force and through our network of independent general agencies,

  •
  products that we no longer sell such as long term care, major medical insurance and fixed annuities.

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

22. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2008		2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$2,420,693	$94,625	$1,943,451	$52,726	$450,635	$10,509
Medicare Part D	1,896,070	127,444	642,538	116,888	294,139	49,190
Traditional Insurance (3)	455,584	4,845	514,663	14,106	577,386	35,842
Senior Administrative Services	84,888	22,020	106,954	24,124	85,014	15,840
Corporate	3,426	(37,949)	5,747	(35,040)	1,408	(22,443)
Intersegment revenues	(68,994)	—	(81,886)	—	(62,149)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(59,681)	(59,681)	(40,178)	(40,178)	4,818	4,818
Equity in earnings of unconsolidated subsidiary(2)	(72,813)	—	(56,664)	—	(46,187)	—

Total	$4,659,173	$151,304	$3,034,625	$132,626	$1,305,064	$93,756

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

(3)
Income before income taxes for 2008 includes a $3.9 million charge related to impairment of goodwill. (see Note 4—Intangible Assets).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

As of December 31,	2008	2007
	(In thousands)
Senior Managed Care—Medicare Advantage	$978,846	$1,050,336
Medicare Part D	1,133,596	1,313,538
Traditional Insurance	1,508,127	1,475,299
Senior Administrative Services	20,330	30,903
Corporate	1,661,194	1,753,467
Intersegment assets(1)	(1,431,381)	(1,533,780)

Total Assets	$3,870,712	$4,089,763

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

23. DISCONTINUED OPERATIONS

        On December 1, 2006, we completed the sale of UAFC (Canada) Inc. Pursuant to the purchase agreement, we sold all of the outstanding shares of UAFC (Canada) Inc., owner of our Canadian insurance subsidiary, PennCorp Life Canada, to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million or CAD$146 million in cash, on the terms and conditions set forth in the purchase agreement. The purchase rice was comprised of $121.9 million or CAD$137.0 million, in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006, approximately $8.4 million or CAD$9.9 million. We have accounted for the operations of PennCorp Life Canada as discontinued operations beginning in the third quarter of 2006. We have reclassified all prior period amounts to conform to this presentation.

        The sale resulted in an after-tax realized gain of approximately $48.4 million and generated after tax cash proceeds of approximately $95 million comprised of approximately $84 million of cash received at closing plus approximately $8.4 million in March 2007 for the net earnings of PennCorp Life Canada for 2006 through the closing date plus an additional $2.6 million that we received upon the release of escrow in December 2008. We paid U.S. income tax on this sale of approximately $28.2 million in March 2007.

        During 2006, PennCorp Life Canada paid dividends of CAD$4.9 million (approximately US$4.4 million) to Universal American. During 2005, PennCorp Life Canada became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from PennCorp Life Canada in 2006 was CAD$0.2 million (approximately US$0.2 million).

        In order to mitigate the risk fluctuations in the value of the U.S. dollar as compared to the Canadian dollar between the date of the purchase agreement to the closing of the transaction, in connection with the sale of PennCorp Life Canada, on September 5, 2006, we entered into a financial hedging currency collar, which set the upper value of the exchange rate at CAD$0.9124 per US$1.00 and the lower value of the exchange rate at CAD$0.8900 per US$1.00. The spot exchange rate was CAD$0.8993 per US$1.00 at the time Universal American entered into the hedging transaction. At the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. DISCONTINUED OPERATIONS (Continued)

closing, the spot exchange rate was CAD$0.8733 per US$1.00 and the financial hedging currency collar was terminated. The resulting gain on the financial hedging currency collar on the closing date was approximately $2.2 million, which was included with the gain on the sale.

        Summarized financial information for our discontinued operations is presented below.

2006
(In thousands)
Total revenue	$73,795
Total expenses	58,430

Income before realized gains and income taxes	15,365
Realized gains	630

Income before provision for taxes	15,995
Provision for income taxes	6,207

Income from operations of subsidiary held for sale	9,788

Gain on sale:
Gain on sale	77,776
Taxes on gain on sale	29,404

Net gain on sale	48,372

Income from discontinued operations	$58,160

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$1,224,787	$1,242,041	$1,097,999	$1,100,286

(Loss) income from continuing operations before income taxes	(55,313)	28,561	77,140	100,916
(Benefit) provision for income taxes	(9,313)	193	28,328	37,004

Net (loss) income	$(46,000)	$28,368	$48,812	$63,912

(Loss) earnings per common share:
Basic:
Net (loss) income	$(0.50)	$0.32	$0.57	$0.75

Diluted:
Net (loss) income	$(0.50)	$0.32	$0.56	$0.75

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

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

        During the year ended 2008, the Company recognized other-than-temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $48.0 million. During the fourth quarter of 2007, the Company recognized other-than-temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $41.0 million.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

December 31, 2008 and 2007

	December 31, 2008
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,155	$33,963	$35,335	$35,335
Government sponsored agencies	90,314	90,030	95,029	95,029
Other political subdivisions	10,035	9,993	9,885	9,885
Corporate debt securities	441,943	441,681	420,283	420,283
Foreign debt securities	32,958	32,779	30,890	30,890
Mortgage-backed and asset-backed securities	565,537	466,632	440,971	440,971

Sub-total	$1,173,942	1,075,078	$1,032,393	1,032,393

Policy loans		22,274		22,274
Other invested assets		1,649		1,649

Total investments		$1,099,001		$1,056,316

	December 31, 2007
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$34,150	$34,510	$34,886	$34,886
Government sponsored agencies	96,314	95,975	98,724	98,724
Other political subdivisions	5,600	5,558	5,536	5,536
Corporate debt securities	425,853	431,002	432,141	432,141
Foreign debt securities	29,501	29,363	29,641	29,641
Mortgage-backed and asset-backed securities	593,267	528,973	523,921	523,921

Sub-total	$1,184,685	1,125,381	$1,124,849	1,124,849

Policy loans		21,560		21,560
Other invested assets		1,526		1,526

Total investments		$1,148,467		$1,147,935

See notes to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$165,029	$171,466
Investments in subsidiaries, at equity	1,472,592	1,474,568
Advances to agents	19,530	31,995
Surplus note receivable from affiliate	65,550	77,550
Due from affiliates	37,115	35,081
Deferred loan origination fees	6,202	7,123
Income taxes receivable	29	6,785
Deferred income tax asset	8,057	—
Other assets	8,690	13,388

Total assets	$1,782,794	$1,817,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$320,625	$349,125
Other long term debt	110,000	110,000
Fair value of cash flow hedges	20,298	—
Deferred income tax liability	—	618
Accounts payable and other liabilities	15,787	7,147

Total liabilities	466,710	466,890

Total stockholders' equity	1,316,084	1,351,066

Total liabilities and stockholders' equity	$1,782,794	$1,817,956

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2008

	2008	2007	2006
	(In thousands)
REVENUES:
Surplus note investment income—affiliated	$570	$1,783	$2,749
Net investment income—unaffiliated	3,411	5,506	994
Realized (loss) gain	(449)	(928)	1,219
Other income	80	343	408

Total revenues	3,612	6,704	5,370

EXPENSES:
Selling, general and administrative expenses	2,045	13,859	7,924
Stock compensation expense	6,369	4,572	2,624
Interest expense—loan payable	15,467	11,642	6,953
Interest expense—other long term debt	8,227	8,838	5,867

Total expenses	32,108	38,911	23,368

Loss before income taxes and equity in income of subsidiaries	(28,496)	(32,207)	(17,998)
Income tax benefit	11,946	11,394	754

Loss before equity in income of subsidiaries	(16,550)	(20,813)	(17,244)
Equity in income of subsidiaries, net of taxes	111,642	104,885	62,544
Equity in income (loss) of unconsolidated subsidiary	—	—	15,846

Income from continuing operations	95,092	84,072	61,146

Discontinued Operations:
Equity in income from discontinued operations, net of taxes	—	—	9,788
Gain on sale of discontinued operations	—	—	48,372

Income from discontinued operations	—	—	58,160

Net income	$95,092	$84,072	$119,306

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2008

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$95,092	$84,072	$119,306
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of discontinued operations	—	—	(9,788)
Gain on sale of discontinued operation	—	—	(48,372)
Equity in income of subsidiaries	(111,642)	(104,885)	(62,544)
Equity in income of unconsolidated subsidiary	—	—	(15,845)
Distribution from unconsolidated subsidiary	—	—	12,000
Realized loss (gain)	449	928	(1,219)
Stock based compensation	6,663	4,878	2,624
Change in amounts due to/from subsidiaries	(2,034)	(13,353)	(4,809)
Amortization of deferred loan origination fees	1,048	2,510	918
Change in income taxes receivable	6,756	—	—
Deferred income taxes	(1,571)	(2,999)	2,310
Change in other assets and liabilities	13,348	(499)	(8,693)

Cash used in operating activities	8,109	(29,348)	(14,112)

Cash flows from investing activities:
Issuance of surplus note to affiliate	—	(60,000)	—
Redemption of surplus note due from affiliate	12,000	10,000	12,500
Capital contributions to subsidiaries	—	(81,000)	(44,750)
Purchase of business and return of purchase price	40,990	(358,286)	—
Purchase of agent advances from subsidiaries, net of collections	12,464	4,740	(28,299)
Other investing activities	—	—	1,667

Cash provided by (used in) investing activities—continuing operations	65,454	(484,546)	(58,882)
Cash provided by (used in) investing activities—discontinued operations	—	(19,836)	104,812

Cash provided by (used in) investing activities	65,454	(504,382)	45,930

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,661	14,961	6,550
Proceeds from issuance of preferred stock	—	332,107	—
Purchase of treasury stock	(74,821)	—	(206)
Issuance of new debt	—	450,000	—
Principal repayment on debt	(28,500)	(156,438)	(5,250)
Dividends received from subsidiaries	15,660	12,043	13,015
Other financing activities	—	(5,895)	36

Cash provided by (used in) financing activities	(80,000)	646,778	14,145

Net increase (decrease) in cash and cash equivalents	(6,437)	113,048	45,963
Cash and cash equivalents:
At beginning of year	171,466	58,418	12,455

At end of year	$165,029	$171,466	$58,418

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22,721	$18,679	$12,758

Income taxes	$36,950	$39,100	$10,100

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

3. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 14—Loan Payable in the Notes to the Consolidated Financial Statements. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on the a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $20.3 million liability at December 31, 2008 and a $0.3 million liability at December 31, 2007. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive income (loss). We have performed subsequent assessments of hedge effectiveness by verifying and documenting that the critical terms of the hedging instrument and the forecasted transaction have not changed during the period.

        Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points,

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

capped at 12.45%. This swap contract expired in October 2008. The fair value of this swap was $0 at December 31, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the year ended December 31, 2008, we reported a net $0.3 million in realized gains relating to the increase in the fair value of the cash flow swap agreement. During the year ended December 31, 2007, we reported a realized loss of $0.9 million relating to the reduction in the fair value of the cash flow swap agreement.

4. UNCONSOLIDATED SUBSIDIARY

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

5. DISCONTINUED OPERATIONS

        On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. The sale generated an after-tax realized gain of approximately $48.4 million. Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations. All prior period amounts have been reclassified to conform to this presentation. Refer to Note 23 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of the transaction.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN CORP.

(In thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2008
Senior Managed Care—Medicare Advantage	$—	$—	$—	$257,309	$2,404,067	$16,626	$2,001,163	$—	$324,905
Medicare part D	—	—	—	408,802	1,802,127	1,052	1,533,090	—	235,536
Traditional Insurance	237,630	1,021,712	—	73,092,	394,275	60,189	317,344	14,273	119,122
Senior Administrative Services	—	—	—	—	—	—	—	—	62,868
Corporate	—	—	—	—	—	3,345	—	—	41,272
Intersegment and other adjustments	—	—	—	—	(15)	58	(15)	—	(68,876)

Segment Total	$237,630	$1,021,712	$—	$739,203	$4,600,454	$81,270	$3,851,582	$14,273	$714,827

2007
Senior Managed Care—Medicare Advantage	$—	$—	$—	$303,281	$1,920,309	$23,142	$1,611,824	$574	$278,327
Medicare part D	—	—	—	352,688	578,791	6,685	427,195	—	98,455
Traditional Insurance	245,511	1,051,309	—	91,608	442,163	71,189	350,790	15,389	134,378
Senior Administrative Services	—	—	—	—	—	—	—	—	82,830
Corporate	—	—	—	—	—	5,398	—	—	41,664
Intersegment and other adjustments	—	—	—	—	156	556	129	—	(82,894)

Segment Total	$245,511	$1,051,309	$—	$747,577	$2,941,419	$106,970	$2,389,938	$15,963	$552,760

2006
Senior Managed Care—Medicare Advantage	$574	$—	$—	$77,815	$444,663	$5,972	$332,248	$(574)	$108,452
Medicare part D	—	—	—	44,052	244,811	3,079	213,909	—	31,040
Traditional Insurance	261,570	1,085,686	—	92,845	508,470	65,449	391,723	(16,110)	165,931
Senior Administrative Services	—	—	—	—	—	—	—	—	69,174
Corporate	—	—	—	—	—	994	—	—	23,476
Intersegment and other adjustments	—	—	—	—	(802)	(35)	(753)	—	(61,021)

Segment Total	$262,144	$1,085,686	$—	$214,712	$1,197,142	$75,459	$937,127	$(16,684)	$337,052

(1)
Reclassified to remove discontinued operations

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

(In Thousands)	Balance Jan 1	Charged to Statement of Operations	Write-offs against allowance	Acquisition and Other Adjs.	Balance Dec 31
2008
Due and unpaid premiums(1)	$7,298	$2,432	$(8,881)	$2,433	$3,282
Other Part D receivables(1)	13,836	7,959	(6,378)	662	16,079
Advances to agents	4,682	5,730	—	—	10,412
Other assets(3)	18,100	2,817	(552)	449	20,814
Deferred income taxes	3,144	1,289	—	—	4,433
2007
Due and unpaid premiums(1)	$3,230	$2,079	$(89)	$2,078	$7,298
Other Part D receivables(2)	5,830	—	(4,372)	12,378	13,836
Advances to agents	3,494	1,188	—	—	4,682
Other assets(3)	—	17,548	—	552	18,100
Deferred income taxes	2,949	195	—	—	3,144
2006
Due and unpaid premiums(1)	$—	$1,615	$—	$1,615	$3,230
Other Part D receivables(1)	—	2,915	—	2,915	5,830
Advances to agents	2,756	738	—	—	3,494
Other assets	—	—	—	—	—
Deferred income taxes	213	2,736	—	—	2,949

(1)
Amount in Other Adjs. column includes 50% share of current year increment recovered from joint venture partner.

(2)
Amount on Other Adjs. column includes valuation account acquired in connection with acquisition of MemberHealth.

(3)
Represents valuation account on receivables related to Medicare Advantage products.