Form 10-Q
period 2009-03-31
UNIVERSAL AMERICAN CORP.
filed 2009-05-05
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-11321

UNIVERSAL AMERICAN CORP.
(Exact name of registrant as specified in its charter)

New York	11-2580136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six International Drive, Suite 190, Rye Brook, New York 10573
(Address of principal executive offices, including zip code)

(914) 934-5200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No ☐

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2009
$0.01 par value	77,478,367 shares

        As used in this quarterly report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this quarterly report on Form 10-Q, such as those set forth or incorporated by reference under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and oral statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the PSLRA. These forward-looking statements are statements relating to:

  •
  Projections of revenue, earnings and other financial items,

  •
  Our future economic performance,

  •
  Plans and objectives for future operations, and

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

        The risks and uncertainties set forth in this report in Part I—Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties incorporated by reference into Part II—Item 1A "Risk Factors," and other risks and uncertainties set forth in this report, constitute important factors that may cause actual results to differ materially from forward-looking statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009, $1,012,361; 2008, $1,075,078)	$967,669	$1,032,393
Policy loans	21,781	22,274
Other invested assets	1,670	1,649

Total investments	991,120	1,056,316
Cash and cash equivalents	470,784	511,032
Accrued investment income	11,598	13,214
Deferred policy acquisition costs	227,242	237,630
Amounts due from reinsurers	210,866	220,986
Due and unpaid premiums	238,305	97,320
Present value of future profits and other amortizing intangible assets	186,849	192,742
Goodwill and other indefinite lived intangible assets	530,031	530,031
Income taxes receivable	25,289	38,032
Deferred income tax asset	2,761	—
CMS contract deposit receivables	256,618	609,293
Other Part D receivables	211,595	154,049
Advances to agents	63,245	60,017
Other assets	128,573	141,501

Total assets	$3,554,876	$3,862,163

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$383,509	$396,700
Reserves for future policy benefits	626,216	625,012
Policy and contract claims—life	9,070	10,133
Policy and contract claims—health	533,313	729,070
Advance premiums	10,212	7,183
Loan payable	319,750	320,625
Other long term debt	110,000	110,000
Amounts due to reinsurers	8,486	22,091
Deferred income tax liability	—	6,877
Other Part D liabilities	105,590	149,523
Other liabilities	162,633	168,865

Total liabilities	2,268,779	2,546,079

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2009, 42,105 shares, liquidation value $35,663; 2008, 42,105 shares, liquidation value $37,137)	42	42
Series B (Designated: 300,000 shares issued, outstanding 2009, 0 shares, liquidation value $0; 2008, 0 shares, liquidation value $0)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2009, 87.5 million shares; 2008, 87.4 million shares)	875	874
Common stock—non voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	874,775	870,520
Accumulated other comprehensive loss	(39,250)	(36,422)
Retained earnings	545,527	558,675
Less: treasury stock (2009, 9.5 million shares; 2008, 7.2 million shares)	(95,872)	(77,605)

Total stockholders' equity	1,286,097	1,316,084

Total liabilities and stockholders' equity	$3,554,876	$3,862,163

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Revenues:
Direct premium and policyholder fees earned	$1,372,676	$1,432,811
Reinsurance premiums assumed	13,683	11,450
Reinsurance premiums ceded	(37,225)	(226,609)

Net premiums and policyholder fees earned	1,349,134	1,217,652
Net investment income	15,736	24,281
Fee and other income	4,128	11,862
Net realized losses on investments	(7,222)	(29,008)

Total revenues	1,361,776	1,224,787

Benefits, Claims and Expenses:
Claims and other benefits	1,189,476	1,113,521
Change in reserves for future policy benefits	(169)	2,363
Interest credited to policyholders	4,284	4,139
Change in deferred acquisition costs	7,699	7,530
Amortization of intangible assets	5,893	1,900
Commissions	31,706	39,255
Reinsurance commission and expense allowances	(5,519)	(17,750)
Interest expense	5,259	6,304
Other operating costs and expenses	143,787	138,890

Total benefits, claims and other deductions	1,382,416	1,296,152

Loss before equity in earnings of unconsolidated subsidiary	(20,640)	(71,365)
Equity in earnings of unconsolidated subsidiary	97	16,052

Loss before income taxes	(20,543)	(55,313)
Benefit from income taxes	(7,395)	(9,313)

Net loss	$(13,148)	$(46,000)

Loss per common share:
Basic (Note 6)	$(0.16)	$(0.50)

Diluted	$(0.16)	$(0.50)

Weighted average shares outstanding:
Weighted average common shares outstanding	86,850	74,440
Less weighted average treasury shares	(8,446)	(502)

Basic weighted shares outstanding (Note 6)	78,404	73,938
Weighted average common equivalent of preferred shares outstanding	4,211	17,500
Effect of dilutive securities	406	781

Diluted weighted shares outstanding	83,021	92,219

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2008
Balance, January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net loss	—	—	—	—	—	(46,000)	—	(46,000)
Other comprehensive loss	—	—	—	—	(8,778)	—	—	(8,778)

Comprehensive loss								(54,778)

Issuance of common stock	—	—	1	531	—	—	—	532
Stock-based compensation	—	—	—	2,517	—	—	—	2,517
Purchase price adjustment for acquisition of MemberHealth	—	—	(20)	(34,521)	—	—	—	(34,541)
Treasury shares purchased, at cost	—	—	—	—	—	—	(23,783)	(23,783)
Treasury shares reissued	—	—	—	(156)	—	—	1,417	1,261

Balance, March 31, 2008	$47	$128	$731	$859,253	$(8,844)	$417,583	$(26,624)	$1,242,274

2009
Balance, January 1, 2009	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net loss	—	—	—	—	—	(13,148)	—	(13,148)
Other comprehensive loss	—	—	—	—	(2,828)	—	—	(2,828)

Comprehensive loss								(15,976)

Issuance of common stock	—	—	1	48	—	—	—	49
Stock-based compensation	—	—	—	4,331	—	—	—	4,331
Treasury shares purchased, at cost	—	—	—	—	—	—	(21,925)	(21,925)
Treasury shares reissued	—	—	—	(124)	—	—	3,658	3,534

Balance, March 31, 2009	$42	$—	$875	$874,775	$(39,250)	$545,527	$(95,872)	$1,286,097

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(In thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(13,148)	$(46,000)
Adjustments to reconcile net loss to net cash used in operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(97)	(16,052)
Distribution from unconsolidated subsidiary	6,800	12,500
Deferred income taxes	(8,115)	11,604
Realized losses on investments	7,222	29,008
Amortization of intangible assets	5,893	1,900
Net amortization of bond premium	358	424
Changes in operating assets and liabilities:
Deferred policy acquisition costs	7,699	7,530
Reserves for future policy benefits	1,204	2,960
Policy and contract claims payable	(196,820)	80,318
Reinsurance balances	(4,064)	(9,848)
Due and unpaid advance premium, net	(137,956)	(119,518)
Income taxes payable/receivable	12,743	(40,383)
Other Part D receivables	(57,546)	(63,350)
Other Part D liabilities	(43,933)	19,911
Other, net	10,754	(50,226)

Cash used in operating activities	(409,006)	(179,222)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	109,172	116,634
Cost of fixed maturity investments purchased	(54,053)	(85,432)
Purchase of business and return of purchase price, net of cash acquired	—	41,090
Purchase of fixed assets	(6,218)	(5,925)
Other investing activities	20	(13)

Cash provided by investing activities	48,921	66,354

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	2,617	1,170
Cost of treasury stock purchases	(21,925)	(23,783)
Receipts from CMS contract deposits	955,467	790,085
Withdrawals from CMS contract deposits	(602,792)	(672,631)
Deposits and interest credited to policyholder account balances	4,357	4,798
Surrenders and other withdrawals from policyholder account balances	(17,012)	(14,666)
Principal repayment on loan payable and other long term debt	(875)	(875)

Cash provided by financing activities	319,837	84,098

Net decrease in cash and cash equivalents	(40,248)	(28,770)
Cash and cash equivalents at beginning of period	511,032	667,685

Cash and cash equivalents at end of period	$470,784	$638,915

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service plans, known as PFFS plans, Medicare coordinated care plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Part D prescription drug benefit plans, known as PDPs, Medicare supplement, fixed benefit accident and sickness disability insurance and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

2. BASIS OF PRESENTATION

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S.GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For the insurance subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this Quarterly Report on Form 10-Q should refer to our Annual Report on Form 10-K for the year ended December 31, 2008, that was filed with the Securities and Exchange Commission, or the SEC, on March 9, 2009. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiary:    Part D Management Services, L.L.C., known as PDMS, is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore we do not consolidate PDMS in our financial statements. We account for our investment in PDMS on the equity basis and include it in other assets. During 2008, together with Caremark, we ended our strategic alliance which created PDMS. As such, effective January 1, 2009, PDMS will no longer manage the strategic alliance and will not earn revenue or incur expenses related to the 2009 Medicare Prescription Drug Plan (PDP) year. PDMS will continue to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. Upon dissolution of PDMS in 2009, following the run-out of prior year PDP claims, the economic interest of PDMS would be split equally between us and Caremark to match the 50% voting and ownership rights held by each entity (see Note 12—Unconsolidated Subsidiary).

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

2. BASIS OF PRESENTATION (Continued)

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

        Reclassifications:    We have made reclassifications to the December 31, 2008 balance sheet with respect to classification of assets and liabilities related to our Senior Managed Care—Medicare Advantage business. These reclassifications increased due and unpaid premiums by $18.0 million, and reduced other assets $26.5 million and amounts due to reinsurers $8.5 million. These reclassifications had no effect on net income or earnings per share as previously reported.

        Significant Accounting Policies:    For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        Recognition of Premium Revenues and Policy Benefits—Medicare Products:    Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance. Prescription drug benefits are provided under Part D. The Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits including wellness programs to Medicare eligible persons under HMO, PPO, PFFS and stand-alone Part D plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month.

        We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period's revenue.

        Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

and are recorded net of estimated bad debts. It is the Company's practice to accrue revenue in addition to the premiums received from CMS based upon changes to hierarchical condition categories (HCC) risk scores not then considered by CMS and based solely on the analysis of claims information and confirmed chart data that is in the possession of the Company. Certain commissions are deferred and amortized in relation to the corresponding revenues which is no longer than a one-year period. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

  Medicare Part D

        We provide prescription drug coverage in accordance with Medicare Part D as a stand-alone benefit to Medicare-eligible beneficiaries, known as Part D benefits, through our PDPs under multiple contracts with CMS. Our Medicare contracts with CMS renew annually.

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

2. BASIS OF PRESENTATION (Continued)

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

        Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made by CMS approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. In October 2008, we received the reconciliation settlement data from CMS for the 2007 Plan year. These amounts were settled on a preliminary basis in the fourth quarter of 2008. However, the Company has requested a reopening of the 2007 Plan year. The Company does not expect any reopening to have a material impact on the consolidated financial statements.

        At March 31, 2009 and December 31, 2008, the balance due from (to) CMS for the 2006 through 2009 Plan years was $396.8 million and $640.9 million, respectively, broken down as follows:

	March 31, 2009			December 31, 2008
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2009	$(283,590)	$117,286	$(166,304)	$—	$—	$—
2008	528,578	16,470	545,048	528,993	16,551	545,544
2007	15,205	7,644	22,849	85,909	16,917	102,826
2006	(3,575)	(1,220)	(4,795)	(5,609)	(1,815)	(7,424)

Total due to CMS	$256,618	$140,180	$396,798	$609,293	$31,653	$640,946

(1)
Amounts reported in CMS contract deposit receivables on the consolidated balance sheets.

(2)
Amounts reported in due and unpaid premiums on the consolidated balance sheets.

        The Company received payment of $80 million for a reopening of the 2007 Plan year on January 2, 2009 and continues to work with CMS to settle the remaining amounts for the 2007 Plan year.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        During 2009 and 2008, we also paid Part D benefits for individuals who ultimately were determined to be members of other plans. At March 31, 2009 and December 31, 2008, in connection with both the Prescriba RxSM and Community CCRx plans, we have established a receivable totaling $18.1 million and $17.4 million, respectively, for these claims which is included in other Part D receivables on the consolidated balance sheets. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, we have established a liability totaling $4.6 million and $6.2 million, at March 31, 2009 and December 31, 2008, respectively, included in policy and contract claims-health on the consolidated balance sheets, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As these membership differences are resolved, it is likely that the membership data upon which we based our results for prior plan years will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of March 31, 2009 or December 31, 2008 is likely to be material.

        Recognition of Prior Plan Year Settlements under Medicare Part D and Private Fee-For-Service Plans:    The Medicare Part D prescription drug benefit program is detail-oriented and relatively complex. The following factors affect the amount due from CMS:

  •
  membership,

  •
  prescription drug events, known as PDEs,

  •
  deductibles,

  •
  catastrophic reinsurance, and

  •
  the risk corridor adjustment.

        An extended period of time after the close of the annual coverage period (December 31st) is required for the government to reconcile each member's PDEs and provide back to each plan the information the plans need to finalize the accounting for this coverage. The federal government has a stated time schedule for providing information back to the plans for, among other items, revenue adjustments based on risk scores, member eligibility by plan to reconcile the plan to plan reimbursements and the calculation of the final settlement with the federal government for low-income cost subsidies, reinsurance and risk corridor payments. Reconciliation and related settlement of CMS's prospective subsidies, including reinsurance payments and low-income cost subsidies, as well as the risk corridor is made after the end of each plan year. In August 2008, we received Medicare Part D risk score adjustment settlement data from CMS for the 2007 plan year. Furthermore, in October 2008, we received Medicare Part D reconciliation settlement data from CMS for the 2007 Plan year. We expect a similar timetable in 2009 for 2008 plan year risk score and reconciliation settlement data.

        The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage PFFS plans is similar to Medicare Part D plans with the two exceptions: (1) PFFS plans are ineligible for aggregate risk corridor payments; and (2) prospective monthly catastrophic reinsurance payments to PFFS plans are based on CMS estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) plans for their Part D coverage. In October 2008, we received

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

notification from CMS of an adjustment to our catastrophic reinsurance reimbursement for the Part D coverage within our PFFS plans for the 2007 Plan year. We expect a similar timetable in 2009 for 2008 plan year settlement data.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Fair Value Measurements and Other-than-Temporary Impairments—In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

        FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

        FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

        FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

        We currently are evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009.

        Disclosures about Derivative Instruments and Hedging Activities—On January 1, 2009, we adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). The adoption of SFAS 161 results in expanded disclosures related to derivative instruments and hedging activities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,864	$1,091	$(1)	$36,954
Government sponsored agencies	50,865	3,010	(24)	53,851
Other political subdivisions	9,994	196	(232)	9,958
Corporate debt securities	463,675	7,795	(31,378)	440,092
Foreign debt securities	31,758	347	(1,611)	30,494
Mortgage-backed and asset-backed securities	420,205	12,960	(36,845)	396,320

	$1,012,361	$25,399	$(70,091)	$967,669

	December 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,963	$1,372	$—	$35,335
Government sponsored agencies	90,030	4,999	—	95,029
Other political subdivisions	9,993	133	(241)	9,885
Corporate debt securities	441,681	4,055	(25,453)	420,283
Foreign debt securities	32,779	41	(1,930)	30,890
Mortgage-backed and asset-backed securities	466,632	8,109	(33,770)	440,971

	$1,075,078	$18,709	$(61,394)	$1,032,393

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        At March 31, 2009, gross unrealized losses of $36.8 million on mortgage-backed and asset-backed securities reflect unrealized losses of $20.3 million on subprime residential mortgage loans, as discussed below, and $16.5 million related to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Corporate debt securities have gross unrealized losses of $31.4 million at March 31, 2009. These unrealized losses relate to corporate securities across all sectors, and reflect the general depressed market conditions that existed at March 31, 2009. The majority of the unrealized losses on corporate debt securities are in the financial sector, which has gross unrealized losses of $24.2 million and where the average market price of our holdings at March 31, 2009 was $83.8 per $100 of par value. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at March 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$51,779	$51,732
Due after 1 year through 5 years	415,487	411,373
Due after 5 years through 10 years	86,267	80,842
Due after 10 years	38,623	27,402
Mortgage and asset-backed securities	420,205	396,320

	$1,012,361	$967,669

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

        As of March 31, 2009, we held subprime securities with par values of $139.1 million, an amortized cost of $45.9 million and a market value of $25.6 million representing approximately 2.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA- by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(in thousands)
2003	$5,902	$3,395	$(2,507)
2004	2,988	2,315	(673)
2005	24,467	11,646	(12,821)
2006	9,621	6,253	(3,368)
2007	2,887	2,002	(885)

Totals	$45,865	$25,611	$(20,254)

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

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began last year:

			Year Ended December 31,
		Three Months Ended March 31, 2009
	Cumulative		2008	2007
	(in thousands)
Subprime	$93,336	$4,375	$47,964	$40,997
Other structured	8,346	3,701	4,645	—
Corporate	7,177	—	7,177	—

	$108,859	$8,076	$59,786	$40,997

        During the quarter ended March 31, 2009, we recognized an other-than temporary impairment on fifteen previously impaired structured securities, including eleven subprime. In addition, we impaired three structured securities that had not been impaired in the past.

5. FAIR VALUE MEASUREMENTS

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

        The following table presents our assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of March 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$967,669	$—	$964,339	$3,330
Equity securities	490	—	—	490

Total assets	$968,159	$—	$964,339	$3,820

Liabilities:
Interest rate swaps	$19,930	$—	$19,930	$—

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

5. FAIR VALUE MEASUREMENTS (Continued)

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

        During the three months ended March 31, 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2008	$3,944	$490	$4,434
Net purchases and sales	(157)	—	(157)
Net transfers out	(464)	—	(464)
Unrealized losses included in AOCL(1),(2)	7	—	7

Fair value as of March 31, 2009	$3,330	$490	$3,820

(1)
AOCL: Accumulated other comprehensive loss

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. EARNINGS PER COMMON SHARE COMPUTATION

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

        At March 31, 2009 and 2008, we allocated earnings between common and participating preferred stock as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net loss attributable to common stock	$(12,483)	$(37,196)
Undistributed loss allocated to participating preferred stock	(665)	(8,804)

Net loss	$(13,148)	$(46,000)

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $100 million of shares of our common stock. Through March 31, 2009, we had repurchased 9.4 million shares of our common stock for an aggregate amount of $93.7 million, under these programs. Subsequent to quarter end, through April 24, 2009, we repurchased an additional 0.4 million shares for $3.6 million. As of April 24, 2009, we have $2.7 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the three months ended March 31,
	2009			2008
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	7,194,387	$77,605	$10.79	285,545	$4,258	$14.91
Shares repurchased	2,674,279	21,925	8.20	2,044,239	23,783	11.63
Shares distributed in the form of employee bonuses	(339,168)	(3,658)	10.42	(114,312)	(1,417)	11.03

Treasury stock, end of period	9,529,498	$95,872	$10.06	2,215,472	$26,624	$12.02

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Net unrealized losses on investments	$(44,692)	$(42,685)
Deferred acquisition cost adjustment	3,928	6,617
Foreign currency translation gains	309	332
Fair value of cash flow swap on debt	(19,930)	(20,298)
Deferred income taxes	21,135	19,612

Total accumulated other comprehensive loss	$(39,250)	$(36,422)

        The components of other comprehensive loss, and the related tax effects for each component, are as follows:

	Three months ended March 31,
	2009			2008
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized loss arising during the period (net of deferred acquisition costs)	$(11,918)	$(4,172)	$(7,746)	$(32,017)	$(11,206)	$(20,811)
Reclassification adjustment for losses included in net income	7,222	2,528	4,694	29,008	10,153	18,855

Net unrealized loss	(4,696)	(1,644)	(3,052)	(3,009)	(1,053)	(1,956)
Cash flow hedge	368	129	239	(10,437)	(3,653)	(6,784)
Foreign currency translation adjustment	(23)	(8)	(15)	(59)	(21)	(38)

Other comprehensive loss	$(4,351)	$(1,523)	$(2,828)	$(13,505)	$(4,727)	$(8,778)

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue new shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in Note 9—Stock-Based Compensation to the financial statements in our annual report on Form 10-K for the year ended December 31, 2008.

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Quarter Ended March 31,
	2009	2008
Risk free interest rates	1.28% – 3.05%	2.02% – 4.82%
Dividend yields	0.0%	0.0%
Expected volatility	40.61% – 55.63%	35.60% – 41.08%
Expected lives of options (in years)	3.5 – 3.75	3.0 – 4.75

        The weighted-average grant-date fair value was $3.97 for options granted during the first three months of 2009 and was $2.61 for options granted during the first three months of 2008.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the three months ended March 31, 2009 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2009	5,640	$14.85
Granted	830	10.32
Exercised	(7)	6.09
Forfeited or expired	(20)	11.27

Outstanding, March 31, 2009	6,443	$14.29
Exercisable, March 31, 2009	3,520	$12.47

        The total intrinsic value of options exercised during the first three months of 2009 was less than $0.1 million and the total intrinsic value of options exercised during the first three months of 2008 was $1.9 million. As of March 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $14.2 million, which we expect to recognize over a weighted average period of 1.3 years.

        We received cash of less than $0.1 million from the exercise of stock options during the first three months of 2009 and cash of $0.6 million from the exercise of stock options during first three months of 2008. FAS 123-R also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $2.6 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2009 and $0.6 million for the three months ended March 31, 2008.

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

        A summary of the status of our non-vested restricted stock awards is set forth below:

	Three Months Ended March 31, 2009
Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	471	$18.89
Granted	361	10.42
Vested	(69)	14.54
Forfeited	(8)	10.35

Non-vested at end of period	755	$15.33

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2009 was $0.6 million and the total fair value of shares of restricted stock vested during the three months ended March 31, 2008 was $0.7 million.

10. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under our new credit facility described in Note 14—Loan Payable in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to the swap agreement with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. Pursuant to the swap agreement with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The swap agreements provide a hedge against variability in interest payments on the a combined $250 million amount of the variable rate term loans under our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $19.9 million liability at March 31, 2009 and a $20.3 million liability at December 31, 2008. We have reflected this fair value in other liabilities. In connection with the transaction executed with Citibank, N.A. we are required to post collateral, which is held at Citibank, when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $9.7 million as of March 31,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

2009 and $9.3 million as of December 31, 2008. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

11. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a shareholder derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The court granted this motion, and the plaintiff has appealed the dismissal. On December 26, 2008, the plaintiff filed its appeal brief, the defendants filed their responsive brief on February 26, 2009, and the plaintiff filed its reply brief on March 9, 2009. Oral argument has not yet been scheduled.

  Other Litigation

        We have litigation in the ordinary course of our business asserting claims for medical, disability and life insurance benefits and other matters. In some cases, plaintiffs seek punitive damages. We believe that after liability insurance recoveries, none of these actions will have a material adverse effect on our results of operations or financial condition.

12. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescriba RxSM PDPs and Caremark, for which it receives fees and other remuneration from our Prescriba RxSM PDPs and Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets. Our investment in PDMS was $0.2 million at March 31, 2009 and $6.9 million at December 31, 2008. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $0.1 million and $16.1 million for the three months ended March 31, 2009 and 2008, respectively. PDMS made distributions to its owners aggregating $13.6 million during the three months ended March 31, 2009. Our share of those distributions was $6.8 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. UNCONSOLIDATED SUBSIDIARY (Continued)

        The condensed financial information for 100% of PDMS is as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Total revenue	$203	$32,830
Total expenses	9	726

Net income	$194	$32,104

        On February 13, 2008, the Company and Caremark announced that the strategic alliance would end as of December 31, 2008, subject to regulatory approval. On July 31, 2008, PDMS received approval from the Centers for Medicare and Medicaid Services (CMS) of the Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan (PDP) Line of Business. As such, effective January 1, 2009, PDMS no longer manages the strategic alliance and does not earn revenue or incur expenses related to the 2009 PDP year. PDMS will continue to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. Upon dissolution of PDMS in 2009, following the run-out of prior year PDP claims, the economic interest of PDMS would be split equally between the Company and Caremark to match the 50% voting and ownership rights held by each entity.

13. BUSINESS SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended March 31,
	2009		2008
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$646,246	$46,242	$566,719	$371
Medicare Part D	615,739	(35,864)	573,163	(29,634)
Traditional Insurance	104,103	(15,489)	122,857	1,019
Senior Administrative Services	12,004	3,425	22,570	6,023
Corporate	169	(11,635)	669	(4,084)
Intersegment revenues	(9,166)	—	(16,131)	—
Adjustments to segment amounts:
Net realized losses(1)	(7,222)	(7,222)	(29,008)	(29,008)
Equity in earnings of unconsolidated subsidiary(2)	(97)	—	(16,052)	—

Total	$1,361,776	$(20,543)	$1,224,787	$(55,313)

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

14. OTHER DISCLOSURES

        Medicare Advantage:    The overall Medicare Advantage benefit ratio was 80.8% for the first quarter of 2009. Excluding prior period favorable development of prior year reserves of $7.7 million and 2008 risk revenue of $8.0 million that was recorded in the first quarter of 2009, the benefit ratio was 83.0%. The per share impact of this favorable development and risk revenue was $0.12 per diluted share for the quarter ended March 31, 2009.

        Income Taxes:    Our effective tax rate was 36.0% for the first quarter of 2009, and 16.8% for the first quarter of 2008. The low effective tax rate in the first quarter of 2008 was due primarily to a valuation allowance established in connection with the investment impairment. This allowance was subsequently released in the second quarter of 2008.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of March 31, 2009, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        In connection with the termination of our strategic alliance with Caremark on December 31, 2008, the agreement to reinsure the Prescription PathwaySM PDPs sponsored by our subsidiaries on a 50% coinsurance funds withheld basis to PharmaCare Re ended. Direct and ceded premium under this agreement in the first quarter of 2008 amounted to $95.1 million, representing PharmaCare Re's 50% share of direct premium.

        On July 1, 2008, the agreements to provide an insured drug benefit for the employees of the State of Connecticut and to reinsure the risk with PharmaCare Re under a 100% quota-share contract was non-renewed. Direct and ceded premium under this agreement in the first quarter of 2008 amounted to $85.6 million.

        Supplemental Cash Flow Information:    Supplemental cash flow information for non-cash financing activities is as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Supplemental cash flow information for non-cash financing activities:
Return of common stock in connection with MemberHealth acquisition	$—	$(34,541)

        Statutory Financial Data:    Effective September 30, 2009 the NAIC is requiring adoption of SSAP No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments. SSAP No. 98 effectively changes the impairment trigger from an undiscounted cash flow basis test to a fair value test. In addition, SSAP No. 98 changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a fair value basis. Had we adopted SSAP No. 98 on March 31, 2009, we would have recognized an additional $34.9 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis. However, the actual impairment recorded will depend upon conditions at the measurement date.

15. SUBSEQUENT EVENT

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we completed the close of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, we will reinsure substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. At closing, we transferred approximately $456 million of assets and related insurance liabilities to the reinsurers net of a ceding commission of $79 million.

        On a GAAP basis, the financial impact of the transaction is expected to be immaterial. The transaction is expected to increase statutory capital by approximately $60 million in our insurance subsidiaries and reduce required capital by approximately $10 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2009 and our results of operations for the three months ended March 31, 2009 and 2008. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008. You should also read the following analysis in conjunction with the Risk Factors contained in the current report on Form 8-K that we filed with the Securities and Exchange Commission on May 4, 2009, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant First Quarter Items

  •
  Revenue increased 11.2% over the prior year quarter to $1.4 billion.

  •
  Senior Managed Care—Medicare Advantage membership remained consistent with the first quarter of 2008.

  •
  Net retained Part D membership increased 122,000 from the first quarter of 2008.

  •
  Senior Managed Care—Medicare Advantage medical loss ratio of 80.8%, including $15.3 million of prior year development.

  •
  First quarter diluted loss per share narrowed 68% to $0.16 from the first quarter of 2008.

  •
  Repurchased 2.7 million of our shares at a cost of $21.9 million.

  •
  Recorded a charge of $8.1 million for the other-than-temporary impairment of investment securities.

  •
  Closed the transaction to reinsure substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty with two insurance company subsidiaries of Goldman Sachs Group, Inc. (NYSE:GS).

Membership

        The following table presents our membership in Medicare Advantage and Part D products as of March 31, 2009 and 2008.

  Membership by Segment

	As of March 31,
	2009	2008
	(in thousands)
Medicare Advantage
PFFS	173	182
Network-based (HMO and PPO)	63	51

Total Medicare Advantage	236	233

Part D
CCRx	1,280	1,309
PRx(1)	420	269

Total Part D	1,700	1,578

Total Membership	1,936	1,811

    (1)
    2008 amount represents net retained membership for our Prescription PathwaySM PDP, which was succeeded in 2009 by Prescriba RxSM. While membership in PRx is 100% retained by us, Prescription PathwaySM was operated in connection with a 50% joint venture partner. Actual membership at March 31, 2008 was 537,000.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2009 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$2,056	(3)%	$(12,287)
(2)%	$1,370	(2)%	$(8,191)
(1)%	$685	(1)%	$(4,096)
1%	$(685)	1%	$4,109
2%	$(1,369)	2%	$8,218
3%	$(2,053)	3%	$12,326

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

Results of Operations—Consolidated Overview

        The following table reflects income before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended March 31,
	2009	2008
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$46,242	$371
Medicare Part D(1)	(35,864)	(29,634)
Traditional Insurance(1)	(15,489)	1,019
Senior Administrative Services(1)	3,425	6,023
Corporate(1)	(11,635)	(4,084)
Net realized losses on investments	(7,222)	(29,008)

Loss before benefit for income taxes(1)	(20,543)	(55,313)
Benefit for income taxes	(7,395)	(9,313)

Net loss	$(13,148)	$(46,000)

Loss per common share (diluted):
Net loss	$(0.16)	$(0.50)

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

  Three months ended March 31, 2009 and 2008

        Net loss for the three months ended March 31, 2009 was $13.1 million, or $0.16 per diluted share, compared to net loss of $46.0 million, or $0.50 per diluted share for the three months ended March 31, 2008. The net loss for the first quarter of 2009 includes realized investment losses, net of taxes, of $4.7 million, or $0.06 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. Net income for the first quarter of 2008 includes realized investment losses, net of taxes, of $29.3 million, or $0.32 per diluted share, also related primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 36.0% for the first quarter of 2009, and 16.8% for the first quarter of 2008. The low effective tax rate in the first quarter of 2008 was due primarily to a valuation allowance established in connection with the investment impairment. This allowance was subsequently released in the second quarter of 2008.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $46.2 million in the three months ended March 31, 2009, an increase of $45.9 million compared to the three months ended March 31, 2008. The increase in earnings was driven by higher earnings of our PFFS and HMO businesses partially offset by continued investment in the development of networks at PPO. The improved earnings at PFFS were driven by higher premium and improved loss ratio, and lower expenses. The improved earnings at HMO were driven by higher premium, improved loss ratio partially offset by higher expenses.

        Our Medicare Part D income decreased by $6.2 million compared to the first quarter of 2008. The seasonality of our Part D earnings increased as a result of the elimination of PDMS, our joint venture with Caremark, whose profitability was historically earned more evenly through the year. In addition, we recorded $4.0 million of intangibles amortization in the first quarter of 2009, with the corresponding expense in 2008 not recorded until the second quarter. As a result, this mitigated the increase in profitability resulting from improvements in both benefit costs and operating expenses.

        Our Traditional Insurance segment income before taxes decreased by $16.5 million compared to the first quarter of 2008, due primarily to decreased net investment income combined with an increase in the overall loss ratio for the segment to 83.0% for the quarter ended March 31, 2009 from 77.1% for the same period last year.

        Segment income before taxes for our Senior Administrative Services segment declined by $2.6 million, or 43%, to $3.4 million for the first quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of anticipated reduction in service fee revenues, along with a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $7.6 million, or 185%, for the first quarter of 2009 compared to the first quarter of 2008. This was due primarily to a significant non-recurring release of a bonus accrual in the first quarter of 2008 as well as lower net investment income, partially offset by lower interest expense.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2009	2008
	(in thousands)
Net premiums	$640,885	$561,685
Net investment and other income	5,361	5,034

Total revenue	646,246	566,719

Medical expenses	517,771	490,290
Amortization of intangible assets	1,146	1,014
Commissions and general expenses	81,087	75,044

Total benefits, claims and other deductions	600,004	566,348

Segment income before taxes	$46,242	$371

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, which offers coverage to Medicare beneficiaries in approximately 3,100 counties across 47 states, and our coordinated care plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries in southeastern Texas, north Texas, Oklahoma and Wisconsin. The PPO plans offer coverage in 15 markets in 9 states. These businesses provide managed care for seniors under a contract with CMS.

  Three months ended March 31, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $46.2 million in the three months ended March 31, 2009, an increase of $45.9 million compared to the three months ended March 31, 2008. The increase in earnings was driven by higher earnings of our PFFS and HMO businesses partially offset by continued investment in the development of provider networks at PPO. The improved earnings at PFFS were driven by higher premiums and an improved loss ratio, and lower expenses. The improved earnings at HMO were driven by higher premiums and an improved loss ratio partially offset by higher expenses.

        Membership.    For a discussion of the accounting for Medicare Advantage policies, including PFFS, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for the member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the growth of the business and limited historical experience, we recognize these timing delays and that CMS may not approve the Medicare beneficiary for enrollment in our plans. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of March 31, 2009 is likely to be material.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $79.2 million compared to the three months ended March 31, 2008, primarily due to an increase in the amount of premium for PFFS and HMO. This increase was due primarily to an increase in the PFFS and HMO per member premium yield, including an $8.0 million adjustment of 2008 risk scores as well as growth in HMO membership. The improved yield was partially offset by a decline in PFFS member months relative to the three months ended March 31, 2008.

        Benefits, Claims and Expenses.    Medical expenses increased by $27.5 million compared to the first quarter of 2008, consistent with the higher level of earned premium. The Medicare Advantage medical loss ratio improved to 80.8% for the first quarter of 2009 from 87.3% for the same period in 2008. This improvement was due to an increase in the premium earned discussed above combined with lower utilization of HMO benefits and $7.7 million of net positive development related to prior years in the PFFS and HMO lines. This positive development compares with $10.0 million of adverse prior year development recognized in the first quarter of 2008. Commissions and general expenses increased by $6.0 million compared to the first quarter of 2008 primarily as the result of an increase in commissions and general expenses related to PPO. The ratio of commissions and general expenses to premiums decreased to 12.7% in first quarter 2009 from 13.4% in first quarter 2008.

Segment Results—Medicare Part D

	Three months ended March 31,
	2009	2008
	(in thousands)
Direct and assumed premium	$496,669	$523,542
Risk corridor adjustment/government reinsurance	117,729	126,311

Direct and assumed premium after risk corridor adjustment	614,398	649,853
Ceded premium	133	(99,088)

Net premium	614,531	550,765
Other Part D income—PDMS	97	16,052

Total Part D revenue	614,628	566,817
Net investment and other income	1,111	6,346

Total revenue	615,739	573,163

Pharmacy benefits	593,785	544,450
Amortization of intangible assets	4,011	—
Commissions and general expenses	53,807	58,347

Total benefits, claims and other deductions	651,603	602,797

Segment loss before taxes	$(35,864)	$(29,634)

        The Medicare Part D business represents a large portion of our overall business. Accordingly, this results in an increase in the level of seasonality in our reported results during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. Consequently, this business generally sees higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        For a discussion of the accounting for Part D see Notes 2 and 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of March 31, 2009 is likely to be material.

        Other Part D income—PDMS represented our equity in the earnings of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 12 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

        Our strategic alliance with CVS/Caremark was terminated effective December 31, 2008. Upon termination of this strategic alliance, CVS and Universal American were each assigned responsibility for the drug benefit of specific Prescription Pathway's plan members in a manner to achieve an approximately equal distribution of the value of business that had been generated by the strategic alliance. Universal American has continued to operate PDPs derived from this business under the name PrescribaRx. Effective January 1, 2009, PDMS will no longer manage the strategic alliance and will not earn revenue or incur expenses related to the 2009 Medicare PDP year. The historical net earnings of PDMS were not subject to any seasonality patterns during the year, and as such, we anticipate that the results of our Part D plan for 2009 will have more seasonality.

        The Prescription Pathway business was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark. As a result, we retained a 50% share in that business. There is no reinsurance for the PrescribaRx business, therefore, we retain a 100% share.

  Three months ended March 31, 2009 and 2008

        Our Medicare Part D income decreased by $6.2 million compared to the first quarter of 2008. The seasonality of our Part D earnings increased as a result of the elimination of PDMS, our joint venture with Caremark, whose profitability was historically earned more evenly through the year. In addition, we recorded $4.0 million of intangibles amortization in the first quarter of 2009, with the corresponding expense in 2008 not recorded until the second quarter. As a result, this mitigated the increase in profitability resulting from improvements in both benefit costs and operating expenses.

        Membership.    At March 31, 2009, our total membership for Medicare Part D, based on enrollment information provided by CMS, was approximately 1,700,000 members compared to our net retained membership of 1,578,000 members at March 31, 2008, representing an increase of 122,000 members or 8% over March 31, 2008. The increase is principally attributable to growth from open enrollment and dual eligible member's automatically assigned to our plans in 2009.

        Revenues.    Net premium increased by $63.8 million, or 12%, compared to the first quarter of 2008. This growth resulted primarily from the increase in Medicare Part D net retained membership discussed above. The government risk corridor adjustment for the first quarter of 2009 was an increase in revenues of $117.7 million, compared with an increase of $126.3 million for the same period in 2008. Other Part D income—PDMS decreased by $16.0 million compared to the first quarter of 2008 as a result of the termination of the strategic alliance with CVS/Caremark. Net investment and other income decreased by $5.2 million principally as a result of lower rates of return on investments and lower cash flow.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $49.3 million or 9% compared to the first quarter of 2008. Benefits for the first quarter of 2009 reflect a $1.4 million increase related to its reserves for the 2008 CMS PDE reconciliation. This compares to a $2.0 million reduction in benefits during the same period in 2008 related to the 2007 CMS PDE reconciliation. The ratio of incurred prescription drug benefits to net premium in 2009 was 96.6% compared to 98.9% for 2008 primarily as a result of the improvement in benefit costs in 2009. Commissions and general expenses increased by $0.9 million primarily due to a $1.4 million accelerated depreciation charge, offset by the net reduction in expenses both related to the restructuring of our Medicare Part D call center and other member services. This restructuring initiative began during 2008 and will be completed during 2009.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2009	2008
	(in thousands)
Premiums:
Direct and assumed	$125,379	$227,111
Ceded	(31,650)	(121,902)

Net premiums	93,729	105,209
Net investment income	9,301	16,422
Other income	1,073	1,226

Total revenue	104,103	122,857
Policyholder benefits	77,764	81,153
Interest credited to policyholders	4,284	4,139
Change in deferred acquisition costs	7,699	7,530
Amortization of intangible assets	684	804
Commissions and general expenses, net of allowances	29,161	28,212

Total benefits, claims and other deductions	119,592	121,838

Segment (loss) income before taxes	$(15,489)	$1,019

  Three months ended March 31, 2009 and 2008

        Our Traditional Insurance segment (loss) income before taxes decreased by $16.5 million compared to the first quarter of 2008, due primarily to decreased net investment income combined with an increase in the overall loss ratio for the segment to 83.0% for the quarter ended March 31, 2009 from 77.1% for the same period last year. In addition to increased mortality on the life business, there was a higher frequency of claims on the senior market business and a slightly higher frequency of disability income claims. Individual loss ratios for the quarter ended March 31, 2009 were 78.9% for Medicare supplement, compared with 76.2% for the same period last year; 98.5% for specialty health, compared with 92.5% for the same period last year and 84.0% for life and annuity, compared with 63.1% for the same period last year.

        Revenues.    Net premium declined by $11.5 million, or 11%, primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Gross and ceded premium for specialty health declined in the first quarter of 2009 compared to the same period of 2008 as the result of the termination of the reinsurance arrangement with PharmaCare Re for the state of Connecticut employees. Below is a summary of premium for the segment by major lines of business:

Premium

	Three months ended March 31,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$87,174	$(22,972)	$64,202	$101,380	$(27,500)	$73,880
Specialty health	18,870	(2,820)	16,050	106,189	(88,803)	17,386
Life insurance and annuity	19,335	(5,858)	13,477	19,542	(5,599)	13,943

Total premium	$125,379	$(31,650)	$93,729	$227,111	$(121,902)	$105,209

        Net investment income decreased by $7.1 million as a result of lower invested assets caused by less business in force as well as lower interest rates.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $3.4 million, or 4.2%, compared to the first quarter of 2008. This decline was principally caused by a net reduction in Medicare supplement benefits of $5.6 million as a result of a decline in the business partially offset by an increase in the loss ratio to 78.9% for the first quarter of 2009 from 76.2% for the same period last year, driven by an increase in lifetime reserve/exhaust claims. This decrease was partially offset by a $2.5 million, or 28.7% increase in life and annuity benefits which were driven by unfavorable mortality.

        Commissions and general expenses, net of allowances, increased by $0.9 million, or 3.4%, compared to the first quarter of 2008. The following table details the components of commission and general expenses, net of allowances:

	Three months ended March 31,
	2009	2008
	(in thousands)
Commissions	$15,311	$17,944
Other operating costs	20,516	19,128
Reinsurance allowances	(6,666)	(8,860)

Commissions and general expenses, net of allowances	$29,161	$28,212

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production that has higher commission rates. Other operating costs increased $1.4 million for the quarter ended March 31, 2009, compared to the first quarter of 2008. This was partially driven by increased cost associated with the conversion and sale of the Life and Annuity business. Allowances received from reinsurers decreased $2.2 million for the first quarter of 2009 from the first quarter of 2008, primarily due to the termination of the reinsurance arrangement with PharmaCare Re, the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Segment Results—Senior Administrative Services

	Three months ended March 31,
	2009	2008
	(in thousands)
Affiliated fee revenue
Medicare supplement	$3,556	$5,181
Part D	—	7,026
Long term care	1,101	545
Life insurance	2,052	653
Other	1,683	2,092

Total affiliated revenue	8,392	15,497

Unaffiliated fee revenue
Medicare Advantage	985	3,539
Medicare supplement	1,207	1,493
Long term care	1,286	1,615
Non-insurance products	113	252
Part D	—	136
Other	21	38

Total unaffiliated revenue	3,612	7,073

Total revenue	12,004	22,570

Amortization of present value of future profits	52	82
General expenses	8,527	16,465

Total expenses	8,579	16,547

Segment income before taxes	$3,425	$6,023

        In 2008, we performed administrative functions for the affiliated Part D line that the affiliated entities perform directly in 2009. We eliminated these fees, together with affiliated revenue, in consolidation.

  Three months ended March 31, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $2.6 million, or 43%, to $3.4 million for the first quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

        Revenue declined by $10.6 million, or 47%, during the first quarter of 2009 compared to the first quarter of 2008. Affiliated service fee revenue decreased by $7.1 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009. Unaffiliated service fee revenue decreased by $3.5 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, long term care and Medicare supplement business. General expenses for the segment decreased by $7.9 million, or 48%, primarily due to the decline in the business discussed above.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended March 31,
	2009	2008
	(in thousands)
Interest expense	$5,259	$6,295
Amortization of capitalized loan origination fees	262	262
Stock-based compensation expense	1,764	1,605
Other parent company expenses, net of revenues	4,350	(4,078)

Segment loss before taxes	$11,635	$4,084

  Three months ended March 31, 2009 and 2008

        The loss from our Corporate segment increased by $7.6 million, or 185%, for the first quarter of 2009 compared to the first quarter of 2008. This was due primarily to a significant non-recurring release of a bonus accrual in the first quarter of 2008 as well as lower net investment income, partially offset by lower interest expense.

        The decrease in interest expense of $1.0 million is due primarily to a reduction in the interest rates charged on the debt, as compared to the first quarter of 2008. The weighted average interest rate on our loan payable was 4.6% for the first quarter of 2009 compared to 4.8% for the first quarter of 2008. The weighted average interest rate on our other long term debt was 6.4% for the first quarter of 2009 compared to 7.7% for the first quarter of 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt. The increase in stock-based compensation resulted primarily from option awards, in the second half of 2008 and the first quarter of 2009, to officers and other employees approved by the compensation committee.

        The increase in other parent company expenses, net of revenues, of $8.4 million was primarily due to the release in the first quarter of 2008 of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, compared with a $0.5 million release for similar reasons in the first quarter of 2009. In addition, net investment income decreased $1.5 million as a result of lower invested assets as a lower rate.

  Liquidity and Capital Resources

  Sources and Uses of Liquidity to the Parent Company, Universal American Corp.

        We require cash at our parent company to support the growth of our insurance subsidiaries and HMO affiliates, meet our obligations under our credit facility, fund potential growth through acquisitions of other companies or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived from the following:

  •
  the cash flows of our unregulated subsidiaries including our PBM subsidiary, our management service organizations ("MSO") under our senior managed care company and the senior administrative services company;

  •
  surplus note payments and dividends from and capital contributions to our insurance subsidiaries and HMO affiliates;

  •
  debt principal and interest payments and access to $150 million under the revolving portion of our Credit Facility.

        Unregulated subsidiary cash flows.    The primary sources of liquidity for our unregulated subsidiaries are fees collected from clients for performing administrative, marketing and management services. The uses are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for the unregulated subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent holding company.

        Insurance subsidiaries and HMO affiliates—Surplus note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, through dividends by American Exchange and payments of principal and interest on the surplus notes owed to our holding company by American Exchange and Pyramid Life.

        As of March 31, 2009, the principal amount of the surplus note issued by American Exchange was $5.6 million and bears interest at LIBOR plus 250 basis points. American Exchange did not make a principal payment during the quarter ended March 31, 2009, but we anticipate the surplus note balance will be paid in full during the 2nd quarter of 2009.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bears interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater. At December 31, 2008, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made in the first quarter of 2009.

        Our parent holding company did not make capital contributions to American Exchange and American Exchange did not make capital contributions to its subsidiaries during the quarters ended March 31, 2009. Further, no dividends were declared nor paid to American Exchange from its subsidiaries during the first quarter of 2009.

        Capital contributions to and dividends from for our HMO affiliates are made through our managed care holding company, Heritage Health Systems, Inc. ("HHSI"). HHSI made capital contributions totaling $3.1 million to its HMO subsidiaries during the first quarter of 2009. Further, no dividends were declared nor paid to HHSI from its subsidiaries during the first quarter of 2009.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver. As of March 31, 2009, $319.8 million was outstanding under the term loan agreement. Effective March 31, 2009, the interest rate on the term loan portion of the credit facility was 1.62% and we pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made a regularly scheduled principal payment of $0.9 million and interest payments totaling $3.8 million during the first quarter of 2009.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on Libor. In the first quarter of 2009, we paid a net amount of $0.2 million in association with these swap agreements.

        We formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on Libor and are currently at an average rate of 5.26%. The remaining

$50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $2.0 million during the first quarter of 2009.

        Insurance subsidiaries and HMO affiliates—Liquidity.    At March 31, 2009, we held cash and cash equivalents totaling $334 million and fixed maturity securities that could readily be converted to cash with carrying values of $968 million. The net yields on our cash and invested assets decreased to 4.5% for the quarter ended March 31, 2009, from 5.7% for the quarter ended March 31, 2008.

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities and each currently exceeds its respective minimum requirement at levels we believe are sufficient to support their current levels of operation.

        Our HMO affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and each currently exceeds this minimum requirement.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage back securities and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2009, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of March 31, 2009, approximately 33% of our portfolio is in cash equivalents, largely in government money market funds, and, in the aggregate, approximately 48% of our portfolio is securities backed by the US government or its agencies.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on Form 10-K for the year ended December 31, 2008.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of other recent and pending accounting pronouncements is provided in Note 3 of the consolidated financial statements in the Quarterly Report on Form 10-Q under the caption "Recently Issued and Pending Accounting Pronouncements." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2009, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

March 31, 2009	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of March 31, 2009
Market Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
$967.7	$48.2	$24.3	$(24.3)	$(51.4)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of our trust preferred securities for a five year period through the contractual terms of the security at inception, of which $50 million remains at a fixed rate.

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

2009, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the three months ended March 31, 2009
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan payable	1.93%	$70.6	$0.2	$0.1	$(0.2)	$(0.4)
Other long term debt	5.81%	$60.0	0.3	0.2	(0.2)	(0.3)

Total			$0.5	$0.3	$(0.4)	$(0.7)

(1)
During the first quarter of 2009, the average LIBOR rate on our loan payable was 1.30% and the average LIBOR rate for our other long term debt was 1.75%. As a result, for the purposes of this illustration, the maximum decrease in rates on our loan payable and our other long term debt was 130 basis points and 175 basis points, respectively.

        As noted above, we have fixed the interest rate on $300 million of our $430 million of total debt outstanding, leaving $130 million of the debt exposed to rising interest rates, as of March 31, 2009. We had approximately $471 million of cash and cash equivalents as of March 31, 2009. As discussed previously, on April 24, 2009, we closed on the reinsurance of substantially all of our in force life insurance and annuity business. In connection with this closing, we sold approximately $50 million of fixed maturity securities to raise cash for the transfer of approximately $456 million of cash equivalents to the reinsurer. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms, and that we accumulate this information and communicate it to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 11—Commitments and Contingencies of the notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        The Company has identified the following additional risk factors to supplement those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

As a government contractor, we are exposed to risks that could adversely affect our business or our willingness to participate in government health care programs, including and as a result of the new 2010 Medicare Advantage payment rates released by CMS.

        Reductions in payments under Medicare or the other programs under which we offer health plans could reduce our profitability. The Medicare Modernization Act of 2003, or MMA, permits premium levels for certain Medicare plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. On April 6, 2009, CMS released final 2010 Medicare Advantage payment rates which represent an effective rate decrease of 4 to 5 percent for the industry. Reduced Medicare Advantage rates will require us to consider changes to our current plans including possible increases to member premiums, reduction of the benefits that we offer under our Medicare Advantage plans, or some combination thereof, thereby making them potentially less attractive to members. Congress is considering other reductions to rates or other changes to the Medicare reimbursement system which could also have a material adverse effect on our results of operations, financial position, and cash flows.

Measures of the new administration and U.S. Congress to expand covered health insurance and/or implement changes within the health care system, including the American Recovery and Reinvestment Act, could increase our cost of doing business and could adversely affect our profitability.

        Although the new administration and U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made under Medicare Advantage and other government programs. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives and the numerous steps required to implement them we remain uncertain as to the ultimate impact they will have on our business.

        In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

Our results of operations, financial position and cash flows may be materially adversely affected as a result of the outbreak of swine flu

        In April 2009, the World Health Organization assessed the status of the influenza known as swine flu and classified it as a phase 5 alert. This strain of influenza can become a pandemic health event that may cause a significant increase in the utilization of our health benefits, and may impact the health of our employees which might increase absenteeism, either or both of which can adversely impact our business.

The securities and credit markets recently have been experiencing extreme volatility and disruption, which could adversely affect our business.

        Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility. Also, downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in Thousands)(1)
January 1, 2009 — January 31, 2009	848,218	$9.59	848,218	$20,062
February 1, 2009 — February 28, 2009	589,261	$8.91	589,261	14,814
March 1, 2009 — March 31, 2009	1,236,800	$6.90	1,236,800	6,275

Total	2,674,279		2,674,279

(1)
In February 2008, our board of directors approved the repurchase of up to $50 million of our common stock during an 18-month period beginning February 18, 2008. In June 2008, we announced that our board of directors has approved the repurchase of up to an additional $50 million of our common stock. Through March 31, 2009, we had repurchased 9.4 million shares of our common stock for an aggregate amount of $93.7 million, under these programs. Subsequent to quarter end, through April 24, 2009, we repurchased an additional 0.4 million shares for $3.6 million. As of April 24, 2009, we have $2.7 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

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

UNIVERSAL AMERICAN CORP.
May 4, 2009	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 4, 2009	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)