Form 10-Q
period 2009-06-30
UNIVERSAL AMERICAN CORP.
filed 2009-07-30
CIK 709878

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2009
$0.01 par value	77,153,015 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009, $899,232; 2008, $1,075,078)	$874,046	$1,032,393
Policy loans	47	22,274
Other invested assets	1,687	1,649

Total investments	875,780	1,056,316
Cash and cash equivalents	331,832	511,032
Accrued investment income	10,054	13,214
Deferred policy acquisition costs	149,602	237,630
Amounts due from reinsurers	755,533	220,986
Due and unpaid premiums	289,952	97,320
Present value of future profits and other amortizing intangible assets	179,205	192,742
Goodwill and other indefinite lived intangible assets	530,031	530,031
Income taxes receivable	—	38,032
Deferred income tax asset	24,867	—
CMS contract deposit receivables	144,732	609,293
Other Part D receivables	199,815	154,049
Advances to agents	60,728	60,017
Other assets	117,196	141,501

Total assets	$3,669,327	$3,862,163

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$369,559	$396,700
Reserves for future policy benefits	628,357	625,012
Policy and contract claims—life	6,829	10,133
Policy and contract claims—health	631,576	729,070
Advance premiums	11,912	7,183
Loan payable	318,875	320,625
Other long term debt	110,000	110,000
Amounts due to reinsurers	12,086	22,091
Income taxes payable	9,556	—
Deferred income tax liability	—	6,877
Other Part D liabilities	104,438	149,523
Other liabilities	153,857	168,865

Total liabilities	2,357,045	2,546,079

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2009, 42,105 shares, liquidation value $36,716; 2008, 42,105 shares, liquidation value $37,137)	42	42
Series B (Designated: 300,000 shares, issued and outstanding 2009, 0 shares; 2008, 0 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2009, 87.5 million shares; 2008, 87.4 million shares)	875	874
Common stock—non-voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	876,863	870,520
Accumulated other comprehensive loss	(26,062)	(36,422)
Retained earnings	561,177	558,675
Less: treasury stock (2009, 10.1 million shares; 2008, 7.2 million shares)	(100,613)	(77,605)

Total stockholders' equity	1,312,282	1,316,084

Total liabilities and stockholders' equity	$3,669,327	$3,862,163

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Revenues:
Direct premium and policyholder fees earned	$1,266,434	$1,416,724
Reinsurance premiums assumed	13,816	12,384
Reinsurance premiums ceded	(44,174)	(204,184)

Net premiums and policyholder fees earned	1,236,076	1,224,924
Net investment income	12,487	19,476
Fee and other income	4,980	10,926
Realized loss
Total other-than-temporary impairment losses on securities	(8,265)	(13,156)
Portion of loss recognized in other comprehensive income	3,742	—

Net other-than temporary impairment losses on securities recognized in earnings	(4,523)	(13,156)
Realized loss, excluding other-than-temporary impairment on securities	(3,523)	(129)

Net realized losses on investments	(8,046)	(13,285)

Total revenues	1,245,497	1,242,041

Benefits, Claims and Expenses:
Claims and other benefits	1,055,413	1,045,160
Change in reserves for future policy benefits	125	1,268
Interest credited to policyholders	—	3,383
Change in deferred acquisition costs	885	3,268
Amortization of intangible assets	6,006	9,926
Commissions	30,658	36,758
Reinsurance commission and expense allowances	(6,911)	(16,876)
Interest expense	4,806	5,793
Loss on reinsurance and other related costs	7,624	—
Restructuring costs	4,727	—
Other operating costs and expenses	134,202	140,081

Total benefits, claims and other deductions	1,237,535	1,228,761

Income before equity in earnings of unconsolidated subsidiary	7,962	13,280
Equity in earnings of unconsolidated subsidiary	8	15,281

Income before income taxes	7,970	28,561
Provision for income taxes	3,036	193

Net income	$4,934	$28,368

Earnings per common share:
Basic (Note 6)	$0.06	$0.32

Diluted	$0.06	$0.32

Weighted average shares outstanding:
Weighted average common shares outstanding	86,738	73,198
Less weighted average treasury shares	(9,926)	(3,249)

Basic weighted shares outstanding (Note 6)	76,812	69,949
Weighted average common equivalent of preferred shares outstanding	4,211	17,500
Effect of dilutive securities	334	291

Diluted weighted shares outstanding	81,357	87,740

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Revenues:
Direct premium and policyholder fees earned	$2,639,110	$2,849,535
Reinsurance premiums assumed	27,498	23,833
Reinsurance premiums ceded	(81,399)	(430,793)

Net premiums and policyholder fees earned	2,585,209	2,442,575
Net investment income	28,223	43,757
Fee and other income	9,109	22,787
Realized loss
Total other-than-temporary impairment losses on securities	(16,341)	(42,955)
Portion of loss recognized in other comprehensive income	3,742	—

Net other-than temporary impairment losses on securities recognized in earnings	(12,599)	(42,955)
Realized loss, excluding other-than-temporary impairment on securities	(2,669)	662

Net realized losses on investments	(15,268)	(42,293)

Total revenues	2,607,273	2,466,826

Benefits, Claims and Expenses:
Claims and other benefits	2,244,889	2,158,681
Change in reserves for future policy benefits	(44)	3,632
Interest credited to policyholders	4,284	7,522
Change in deferred acquisition costs	8,583	10,799
Amortization of intangible assets	11,899	11,826
Commissions	62,363	76,014
Reinsurance commission and expense allowances	(12,430)	(34,626)
Interest expense	10,064	12,097
Loss on reinsurance and other related costs	7,624	—
Restructuring costs	4,727	—
Other operating costs and expenses	277,992	278,966

Total benefits, claims and other deductions	2,619,951	2,524,911

Loss before equity in earnings of unconsolidated subsidiary	(12,678)	(58,085)
Equity in earnings of unconsolidated subsidiary	105	31,333

Loss before income taxes	(12,573)	(26,752)
Benefit from income taxes	(4,359)	(9,120)

Net loss	$(8,214)	$(17,632)

Loss per common share:
Basic (Note 6)	$(0.10)	$(0.20)

Diluted	$(0.10)	$(0.20)

Weighted average shares outstanding:
Weighted average common shares outstanding	86,782	73,819
Less weighted average treasury shares	(9,361)	(1,875)

Basic weighted shares outstanding (Note 6)	77,421	71,944
Weighted average common equivalent of preferred shares outstanding	4,211	17,500
Effect of dilutive securities	383	536

Diluted weighted shares outstanding	82,015	89,980

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2008
Balance, January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net loss	—	—	—	—	—	(17,632)	—	(17,632)
Other comprehensive loss	—	—	—	—	(6,715)	—	—	(6,715)

Comprehensive loss								(24,347)

Preferred stock conversion	(5)	5	—	—	—	—	—	—
Issuance of common stock	—	—	3	1,272	—	—	—	1,275
Stock-based compensation	—	—	—	4,112	—	—	—	4,112
Purchase price adjustment for acquisition of MemberHealth	—	—	(20)	(34,521)	—	—	—	(34,541)
Treasury shares purchased, at cost	—	—	—	—	—	—	(50,067)	(50,067)
Treasury shares reissued	—	—	—	(156)	—	—	1,417	1,261

Balance, June 30, 2008	$42	$133	$733	$861,589	$(6,781)	$445,951	$(52,908)	$1,248,759

2009
Balance, January 1, 2009	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net loss	—	—	—	—	—	(8,214)	—	(8,214)
Other comprehensive income	—	—	—	—	21,076	—	—	21,076

Comprehensive loss								12,862

FSP FAS 115-2 implementation adjustment	—	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	—	1	146	—	—	—	147
Stock-based compensation	—	—	—	6,173	—	—	—	6,173
Treasury shares purchased, at cost	—	—	—	—	—	—	(27,156)	(27,156)
Treasury shares reissued	—	—	—	24	—	—	4,148	4,172

Balance, June 30, 2009	$42	$—	$875	$876,863	$(26,062)	$561,177	$(100,613)	$1,312,282

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(8,214)	$(17,632)
Adjustments to reconcile net loss to net cash used in operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(105)	(31,333)
Distribution from unconsolidated subsidiary	6,800	27,000
Deferred income taxes	(37,323)	(1,656)
Realized losses on investments	15,268	42,293
Amortization of intangible assets	11,899	11,826
Loss on reinsurance, net of tax	2,221	—
Net amortization of bond premium	1,219	898
Changes in operating assets and liabilities:
Deferred policy acquisition costs	8,583	10,799
Reserves for future policy benefits	3,345	6,001
Policy and contract claims payable	(100,798)	60,197
Reinsurance balances	(5,484)	30,558
Due and unpaid advance premium, net	(187,903)	(272,475)
Income taxes payable/receivable	47,589	(28,207)
Other Part D receivables	(45,766)	12,392
Other Part D liabilities	(45,085)	(16,896)
Other, net	24,123	(31,794)

Cash used in operating activities	(309,631)	(198,029)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	558,616	223,190
Cost of fixed maturity investments purchased	(382,956)	(232,562)
Assets transferred on life reinsurance	(454,487)	—
Return of purchase price	—	40,990
Purchase of fixed assets	(14,063)	(9,737)
Other investing activities	(1,860)	621

Cash (used in) provided by investing activities	(294,750)	22,502

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	2,717	1,913
Cost of treasury stock purchases	(27,156)	(50,067)
Receipts from CMS contract deposits	1,837,979	1,583,804
Withdrawals from CMS contract deposits	(1,373,418)	(1,530,061)
Deposits and interest credited to policyholder account balances	4,357	8,690
Surrenders and other withdrawals from policyholder account balances	(17,548)	(26,970)
Principal repayment on loan payable and other long term debt	(1,750)	(26,750)

Cash provided by (used in) financing activities	425,181	(39,441)

Net decrease in cash and cash equivalents	(179,200)	(214,968)
Cash and cash equivalents at beginning of period	511,032	667,685

Cash and cash equivalents at end of period	$331,832	$452,717

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service plans, known as PFFS plans, Medicare coordinated care plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Part D prescription drug benefit plans, known as PDPs, Medicare supplement, fixed benefit accident and sickness disability insurance and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        On April 24, 2009 we completed the closing of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. This transaction is discussed in more detail at Note 14 of Notes to the Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this Quarterly Report on Form 10-Q should refer to our Annual Report on Form 10-K for the year ended December 31, 2008, that was filed with the Securities and Exchange Commission, or the SEC, on March 9, 2009. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. Subsequent events were evaluated through July 30, 2009, the date these consolidated financial statements were issued.

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

        Use of Estimates:    Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our consolidated financial statements and the accompanying notes. Critical accounting policies are ones that require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during the current quarter.

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

  Medicare Risk Adjustment Provisions

        CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans, including our HMO, PFFS and PPO plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. The risk adjustment revenues are periodically reconciled by CMS and the settlement could result in adjustments to premium revenue. The stand-alone PDP payment methodology is based on the risk adjustment model. However, we do not have access to diagnosis data with respect to our stand-alone PDP members. We are reliant on CMS to capture and collect the necessary diagnosis information for these members. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectability is reasonably assured. Our monthly premium payment from CMS could change materially, either favorably or unfavorably, as a result of changes in the risk scores for the underlying membership of our plans.

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

  Risk Corridor and subsidies for Medicare Part D

        Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. The risk corridor provisions permit our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor provisions compare a plan's actual prescription drug costs to their targeted costs, as reflected in their bids ("target amount') and could result in positive or negative adjustments to the CMS payment, that are reported through premium revenues. Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us, or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS "Defined Standard" benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment, at the contract level, based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. We record a receivable or payable in the consolidated balance sheets based on the expected settlement. The estimate of the settlement associated with risk corridor provisions requires us

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

to consider factors that may not be certain, including, among others, member eligibility differences with CMS.

        Our CMS payments also include catastrophic reinsurance allowances and low income cost sharing subsidies (CMS contract deposits) for which we do not bear risk. These subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are reimbursed by CMS through the reinsurance subsidy. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS's prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as deposits in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

        Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made by CMS approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program.

        At June 30, 2009 and December 31, 2008, the balance due from (to) CMS for the 2006 through 2009 Plan years were $281.4 million and $640.9 million, respectively, broken down as follows:

	June 30, 2009			December 31, 2008
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS(3)	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS(3)
	(in thousands)
2009	$(397,555)	$111,930	$(285,625)	$—	$—	$—
2008	525,799	16,550	542,349	528,993	16,551	545,544
2007	15,615	7,401	23,016	85,909	16,917	102,826
2006	873	828	1,701	(5,609)	(1,815)	(7,424)

Total due from CMS	$144,732	$136,709	$281,441	$609,293	$31,653	$640,946

(1)
Amounts reported in CMS contract deposit receivables on the consolidated balance sheets.

(2)
Amounts reported in Due and unpaid premiums on the consolidated balance sheets.

(3)
For the 2007 Plan year, reconciliation data was received from CMS and amounts were preliminarily settled during the fourth quarter of 2008. Subsequent to this preliminary settlement,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

  the Company requested an initial reopening of the 2007 Plan year and received an $80 million payment on January 2, 2009 as part of this request.

        As membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program, we have paid Part D benefits for individuals who ultimately were determined to be members of other plans. Receivables for these claims are included in Other Part D receivables in the consolidated balance sheets and totaled $17.8 million and $17.4 million at June 30, 2009 and December 31, 2008, respectively. We also established liabilities for our estimate of claims paid by state Medicaid programs and other plans on behalf of members in our PDPs. These liabilities are included in Policy and contract claims-health in the consolidated balance sheets and totaled $4.5 million and $6.2 million at June 30, 2009 and December 31, 2008, respectively. As these membership differences are resolved, it is likely that the membership data upon which we based our results for prior plan years will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of June 30, 2009 or December 31, 2008 is likely to be material.

        Recognition of Prior Plan Year Settlements under Medicare Part D and Private Fee-For-Service Plans:    The Medicare Part D prescription drug benefit program is detail-oriented and relatively complex. The amount due from CMS is impacted by: membership; risk scores; prescription drug events ("PDEs"); rebates; deductibles; catastrophic reinsurance; and the risk corridor adjustment.

        An extended period of time after the close of the annual coverage period (December 31st) is required for the government to reconcile each member's PDEs and provide back to each plan the information the plans need to finalize the accounting for this coverage. The federal government has a stated time schedule for providing information back to the plans for, among other items, revenue adjustments based on risk scores, member eligibility by plan to reconcile the plan to plan reimbursements and the calculation of the final settlement with the federal government for low-income cost subsidies, reinsurance and risk corridor payments. Reconciliation and related settlement of CMS's prospective subsidies, including reinsurance payments and low-income cost subsidies, as well as the risk corridor is made after the end of each plan year. For the 2007 Plan year, we received risk score adjustment settlement data in the third quarter of 2008, and reconciliation settlement data in the fourth quarter of 2008. We expect a similar timetable in 2009 related to the 2008 Plan year risk score and reconciliation settlement data.

        The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage PFFS plans is similar to Medicare Part D plans with the two exceptions: (1) PFFS plans are ineligible for aggregate risk corridor payments; and (2) prospective monthly catastrophic reinsurance payments to PFFS plans are based on CMS estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) plans for their Part D coverage. In the third quarter of 2008, we received notification from CMS of an adjustment to our catastrophic reinsurance reimbursement for the Part D coverage within our PFFS plans for the 2007 Plan year that lowered the reimbursement by $4.5 million. We expect a similar timetable in 2009 for 2008 plan year settlement data.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Fair Value Measurement and Other-than-Temporary Impairments:    In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

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

        FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" for management to assert that it has the ability and intent to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis. If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the balance sheet date. After recognition of the OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

        If management does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, FAS 115-2 requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in other comprehensive loss. After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. In addition, FAS 115-2 expands and increases the frequency of existing disclosures about OTTIs for debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        We adopted the aforementioned FSPs effective April 1, 2009, as required. There was no impact from the adoption of FSP FAS 157-4 on our financial statements. The effect of adoption of FSP-FAS 115-2 and FAS 124-2 was to increase the opening balance of retained earnings by $10.7 million, with a corresponding increase to the accumulated other comprehensive loss on our consolidated statements of stockholders' equity and comprehensive income to reclassify the noncredit portion of previously impaired debt securities held as of April 1, 2009.

        The following summarizes the components of the adjustment (in thousands):

Unrealized OTTI
Increase in amortized cost	$16,487
Income Tax	(5,771)

Net cumulative effect adjustment	$10,716

        The adjustment was calculated for all debt securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, we did not intend to sell the security and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the debt securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective debt security in effect before recognizing any OTTI, except for on variable rate debt securities, on which the rate used was the current rate in effect as of the date the cash flow estimate was being made.

        Following is a summary of the adjustment as of April 1, 2009, by asset class (in thousands):

Subprime	$15,689
Non-agency RMBS	798

$16,487

        In addition, we have enhanced our financial statement presentation, as required under FAS FSP 115-2, to separately present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated other comprehensive loss, on the face of our consolidated statements of operations. The enhanced financial statement disclosures required under FAS FSP 115-2 and FAS FSP 107-1 are included in notes 4 and 5.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$37,053	$819	$(11)	$—	$37,861
Government sponsored agencies	91,101	3,266	(37)	—	94,330
Other political subdivisions	9,994	227	(147)	—	10,074
Corporate debt securities	365,340	12,509	(8,655)	—	369,194
Foreign debt securities	22,022	1,044	(478)	—	22,588
Mortgage-backed and asset-backed securities	373,722	11,549	(19,152)	(26,120)	339,999

	$899,232	$29,414	$(28,480)	$(26,120)	$874,046

	December 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,963	$1,372	$—	$—	$35,335
Government sponsored agencies	90,030	4,999	—	—	95,029
Other political subdivisions	9,993	133	(241)	—	9,885
Corporate debt securities	441,681	4,055	(25,453)	—	420,283
Foreign debt securities	32,779	41	(1,930)	—	30,890
Mortgage-backed and asset-backed securities	466,632	8,109	(33,770)	—	440,971

	$1,075,078	$18,709	$(61,394)	$—	$1,032,393

        At June 30, 2009, gross unrealized losses of $45.3 million on mortgage-backed and asset-backed securities reflect unrealized losses of $37.0 million on subprime residential mortgage loans, as discussed below, and $8.3 million related to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Corporate debt securities have gross unrealized losses of $8.7 million at June 30, 2009. These unrealized losses relate to corporate securities across all sectors, and reflect the general depressed market conditions that existed at June 30, 2009. The majority of the unrealized losses on corporate debt securities are in the financial sector, which has gross unrealized losses of $5.7 million and where the average market price of our holdings at June 30, 2009 was $92.6 per $100 of par value. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$41,186	$42,113
Due after 1 year through 5 years	355,681	368,866
Due after 5 years through 10 years	99,237	98,775
Due after 10 years	29,406	24,293
Mortgage and asset-backed securities	373,722	339,999

	$899,232	$874,046

        The fair value and unrealized loss as of June 30, 2009 and December 31, 2008 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$4,079	$(48)	$2,013	$(147)	$6,092	$(195)
Corporate debt securities	20,385	(395)	55,377	(8,260)	75,762	(8,655)
Foreign debt securities	25	—	2,034	(478)	2,059	(478)
Mortgage-backed and asset-backed securities	24,037	(22,839)	38,415	(22,433)	62,452	(45,272)

Total fixed maturities at June 30, 2009	$48,526	$(23,282)	$97,839	$(31,318)	$146,365	$(54,600)

Total number of securities in an unrealized loss position						116

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$53	$—	$—	$—	$53	$—
Corporate debt securities	183,289	(13,104)	51,937	(12,590)	235,226	(25,694)
Foreign debt securities	26,803	(1,318)	1,872	(612)	28,675	(1,930)
Mortgage-backed and asset-backed securities	79,877	(9,748)	57,370	(24,022)	137,247	(33,770)

Total fixed maturities at December 31, 2008	$290,022	$(24,170)	$111,179	$(37,224)	$401,201	$(61,394)

Total number of securities in an unrealized loss position						209

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

        As of June 30, 2009, we held subprime securities with par values of $137.9 million, an amortized cost of $58.2 million and a market value of $21.2 million representing approximately 1.8% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(in thousands)
2003	$4,654	$3,261	$(1,393)
2004	2,624	1,998	(626)
2005	24,048	11,041	(13,007)
2006	21,465	3,400	(18,065)
2007	5,427	1,562	(3,865)

Totals	$58,218	$21,262	$(36,956)

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

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began in 2007:

		2009 Quarter Ended		Year Ended December 31,
	Cumulative	June 30	March 31	2008	2007
	(in thousands)
Subprime	$95,471	$2,135	$4,375	$47,964	$40,997
Other structured	10,734	2,388	3,701	4,645	—
Corporate	7,177	—	—	7,177	—

	$113,382	$4,523	$8,076	$59,786	$40,997

        During the quarter ended June 30, 2009, we recognized an other-than temporary impairment on six previously impaired structured subprime securities. In addition, we impaired three structured securities that had not been impaired in the past.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Realized gains:
Fixed maturities	$4,732	$165	$6,078	$1,589
Other	175	—	175	1

	4,907	165	6,253	1,590

Realized losses:
Fixed maturities, excluding OTTI	(8,428)	(19)	(8,922)	(653)
OTTI on fixed maturities	(4,523)	(13,156)	(12,599)	(42,955)
Other	—	(275)		(275)

	(12,951)	(13,450)	(21,521)	(43,883)

Net realized losses	$(8,044)	$(13,285)	$(15,268)	$(42,293)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income:

	Three months ended June 30, 2009	Six months ended June 30, 2009
	(in thousands)
Balance, April 1, 2009 (implementation date)	$390	$390
Credit related impairments recognized in current period earnings on securities:
With credit related impairments previously recognized	—	—
With credit related impairments not previously recognized	3,508	3,508

Cumulative credit related impairments as of June 30, 2009	$3,898	$3,898

        In addition, we recognized other-than-temporary impairments of approximately $1.0 million on securities for which the impairment was not split between earnings and other comprehensive income.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of June 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$874,046	$—	$871,578	$2,468
Equity securities	490	—	—	490

Total assets	$874,536	$—	$871,578	$2,958

Liabilities:
Interest rate swaps	$15,072	$—	$15,072	$—

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2008	$3,944	$490	$4,434
Net purchases and sales	(157)	—	(157)
Net transfers out	(464)	—	(464)
Unrealized losses included in AOCL(1),(2)	7	—	7

Fair value as of March 31, 2009	$3,330	$490	$3,820
Net purchases and sales	(57)	—	(57)
Net transfers out	(95)	—	(95)
Unrealized losses included in AOCL(1),(2)	(710)	—	(710)

Fair value as of June 30, 2009	$2,468	$490	$2,958

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

        At June 30, 2009 and 2008, we allocated earnings between common and participating preferred stock as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss) attributable to common stock	$4,680	$22,691	$(7,794)	$(14,182)
Undistributed income (loss) allocated to participating preferred stock	254	5,677	(420)	(3,450)

Net income (loss)	$4,934	$28,368	$(8,214)	$(17,632)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $125 million of shares of our common stock. Through June 30, 2009, we had repurchased 10.0 million shares of our common stock for an aggregate amount of $98.9 million, under these programs. Subsequent to quarter end, through July 28, 2009, we repurchased an additional 0.2 million shares for $1.9 million. As of July 28, 2009, we have $24.2 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the six months ended June 30,
	2009			2008
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	7,194,387	$77,605	$10.79	285,545	$4,258	$14.91
Shares repurchased	3,257,174	27,116	8.32	4,446,955	50,067	11.26
Shares distributed in the form of employee bonuses	(383,610)	(4,108)	10.71	(114,312)	(1,417)	12.39

Treasury stock, end of period	10,067,951	$100,613	$9.99	4,618,188	$52,908	$11.46

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Net unrealized gains (losses) on investments	$934	$(42,685)
Gross unrealized OTTI	(26,120)	—
Deferred acquisition cost adjustment	—	6,617
Foreign currency translation gains	162	332
Fair value of cash flow swap on debt	(15,072)	(20,298)
Deferred income taxes	14,034	19,612

Total accumulated other comprehensive loss	$(26,062)	$(36,422)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

        The components of other comprehensive gain (loss), and the related tax effects for each component, are as follows:

	Three months ended June 30,
	2009			2008
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain (loss) arising during the period (net of deferred acquisition costs)	$40,108	$14,038	$26,070	$(20,402)	$(7,141)	$(13,261)
Reclassification adjustment for (losses) gains included in net income	(8,046)	(2,816)	(5,230)	13,285	4,650	8,635

Net unrealized gain (loss)	32,062	11,222	20,840	(7,117)	(2,491)	(4,626)
Cash flow hedge	4,857	1,700	3,157	10,262	3,592	6,670
Foreign currency translation adjustment	(144)	(51)	(93)	29	10	19

Other comprehensive gain	$36,775	$12,871	$23,904	$3,174	$1,111	$2,063

	Six months ended June 30,
	2009			2008
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain (loss) arising during the period (net of deferred acquisition costs)	$42,634	$14,922	$27,712	$(52,419)	$(18,347)	$(34,072)
Reclassification adjustment for (losses) gains included in net income	(15,268)	(5,344)	(9,924)	42,293	14,803	27,490

Net unrealized gain (loss)	27,366	9,578	17,788	(10,126)	(3,544)	(6,582)
Cash flow hedge	5,226	1,829	3,397	(174)	(60)	(114)
Foreign currency translation adjustment	(168)	(59)	(109)	(30)	(11)	(19)

Other comprehensive gain (loss)	$32,424	$11,348	$21,076	$(10,330)	$(3,615)	$(6,715)

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2009	2008 and Prior
Risk free interest rates	1.28% – 3.04%	1.33% – 3.15%
Dividend yields	0.0%	0.0%
Expected volatility	40.61% – 55.63%	35.60% – 49.31
Expected lives of options (in years)	3.5 – 3.8	3.5 – 5.0

        The weighted-average grant-date fair value was $3.93 for options granted during the first six months of 2009 and was $2.74 for options granted during the first six months of 2008.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the six months ended June 30, 2009 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2009	5,640	$14.85
Granted	1,017	10.07
Exercised	(35)	3.75
Forfeited or expired	(297)	16.29

Outstanding, June 30, 2009	6,325	$14.07
Exercisable, June 30, 2009	3,653	$12.44

        The total intrinsic value of options exercised during the first six months of 2009 was $0.2 million and the total intrinsic value of options exercised during the first six months of 2008 was $3.5 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

As of June 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $13.0 million, which we expect to recognize over a weighted average period of 1.2 years.

        We received cash of $0.1 million from the exercise of stock options during the first six months of 2009 and cash of $1.3 million from the exercise of stock options during first six months of 2008. FAS 123-R also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized less than $0.1 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2009 and $1.1 million for the six months ended June 30, 2008.

  Employee and Director Stock Awards

        In accordance with our 1998 Incentive Compensation Plan, we may grant restricted stock to our officers and non-officer employees and directors. We have issued restricted stock grants which vest ratably over three and four year periods, and some restricted stock grants have contained portions that vest immediately. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant and generally issue restricted stock out of treasury shares. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period. A summary of the status of our non-vested restricted stock awards is set forth below:

	Six Months Ended June 30, 2009
Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	471	$18.89
Granted	397	10.29
Vested	(94)	15.50
Forfeited	(42)	17.64

Non-vested at end of period	732	$15.03

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2009 was $0.8 million and the total fair value of shares of restricted stock vested during the six months ended June 30, 2008 was $1.0 million.

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

based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The swap agreements provide a hedge against variability in interest payments on the a combined $250 million amount of the variable rate term loans under our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $15.1 million liability at June 30, 2009 and a $20.3 million liability at December 31, 2008. We have reflected this fair value in other liabilities. In connection with the transaction executed with Citibank, N.A. we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $7.3 million as of June 30, 2009 and $9.3 million as of December 31, 2008. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

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

  Other Litigation

        We have litigation in the ordinary course of our business asserting claims for medical, disability and life insurance benefits and other matters. In some cases, plaintiffs seek punitive damages. We

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

believe that after liability insurance recoveries, none of these actions will have a material adverse effect on our results of operations or financial condition.

  Governmental Regulation

        Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. We are not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

12. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescriba RxSM PDPs and Caremark, for which it receives fees and other remuneration from our Prescriba RxSM PDPs and Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets. Our investment in PDMS was $0.2 million at June 30, 2009 and $6.9 million at December 31, 2008. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $0.1 million and $31.3 million for the six months ended June 30, 2009 and 2008, respectively. PDMS made distributions to its owners aggregating $13.6 million during the six months ended June 30, 2009. Our share of those distributions was $6.8 million.

        The condensed financial information for 100% of PDMS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Total revenue	$14	$31,612	$217	$64,442
Total expenses	(3)	1,051	6	1,777

Net income	$17	$30,561	$211	$62,665

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended June 30,
	2009		2008
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$661,222	$28,965	$623,150	$33,365
Medicare Part D	506,666	13,595	527,013	10,647
Traditional Insurance	82,543	(10,407)	113,608	2,151
Senior Administrative Services	10,156	2,285	22,144	6,385
Corporate	278	(18,422)	1,435	(10,702)
Intersegment revenues	(7,314)	—	(16,743)	—
Adjustments to segment amounts:
Net realized losses(1)	(8,046)	(8,046)	(13,285)	(13,285)
Equity in earnings of unconsolidated subsidiary(2)	(8)	—	(15,281)	—

Total	$1,245,497	$7,970	$1,242,041	$28,561

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. BUSINESS SEGMENT INFORMATION (Continued)

	Six months ended June 30,
	2009		2008
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,307,468	$75,207	$1,189,869	$33,736
Medicare Part D	1,122,405	(22,269)	1,100,176	(18,987)
Traditional Insurance	186,646	(25,896)	235,577	3,169
Senior Administrative Services	22,160	5,710	44,714	12,409
Corporate	447	(30,057)	2,104	(14,786)
Intersegment revenues	(16,480)	—	(31,988)	—
Adjustments to segment amounts:
Net realized losses(1)	(15,268)	(15,268)	(42,293)	(42,293)
Equity in earnings of unconsolidated subsidiary(2)	(105)	—	(31,333)	—

Total	$2,607,273	$(12,573)	$2,466,826	$(26,752)

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

14. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 38.1% for the second quarter of 2009, and 0.7% for the second quarter of 2008. The low effective tax rate in the second quarter of 2008 was due primarily to the release of a valuation allowance established in the first quarter of 2008, in connection with the investment impairment. For the six months ended June 30, 2009, our effective tax rate was 34.7%, compared with 34.1% for the same period of 2008.

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we completed the closing of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. In accordance with Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting of Short-Duration and Long-Duration Contracts" (SFAS 113), reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the GAAP basis

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

        On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer.

        Restructuring Charges:    We have undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. In 2009, we engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts have taken on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we have committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our health plan business, workforce reduction and consolidation of facilities. We anticipate that this plan will be substantially complete by the end of 2009.

        We incurred total restructuring charges of $4.7 million during the quarter ended June 30, 2009. These charges are included in restructuring costs in our Consolidated Statements of Operations. A summary of our restructuring liability balance and restructuring activity for 2009 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	June 30, Balance
		(in thousands)
2009
Contract termination costs	Medicare Advantage	$—	$3,500	$—	$—	$3,500
Workforce reduction	Traditional		608	(293)	—	315
Facility consolidation	Traditional	—	619	—	(14)	605

Total		$—	$4,727	$(293)	$(14)	$4,420

        Agent Balances:    In late 2006 we began recruiting career managers to develop offices for distribution of our products. We have opened a significant number of new "expansion" offices, since then. The Company has advanced much of the cost of the development of these new offices: however, these costs are the responsibility of the manager of the individual office, to be repaid from future profits of the office.

        As a result of recent regulatory changes, the PFFS product will no longer be available as of January 1, 2011, except in areas that have approved CMS network access requirements or in certain designated rural areas. We have begun to develop provider network-based products in selected core markets to enable the migration of their PFFS membership to the new PPO products. Our PFFS membership is dispersed and our distribution was developed to have a presence in these areas.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

        We have considered the impact of these and other changes (the reinsurance of the Life and Annuity business and the overall cost savings initiatives associated with the 2010 bids) on our distribution. During the second quarter of 2009, we performed a review of our career offices. This review consisted of determining whether the office was in a "core" market, the level of expenses being incurred by the office, the level of in-force commission and the anticipated production. As a result of this review, we have identified a significant number of offices to be closed or restructured. We increased our reserve for agent balances by approximately $6.3 million to provide for the amounts that we anticipate will not be collectible.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of June 30, 2009, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        In connection with the termination of our strategic alliance with CVS/Caremark on December 31, 2008, the agreement to reinsure the Prescription PathwaySM PDPs sponsored by our subsidiaries on a 50% coinsurance funds withheld basis to PharmaCare Re ended. Net premiums under this agreement in the second quarter of 2008 amounted to $76.1 million. For the six months ended June 30, 2008, net premiums, net of reinsurance, under this agreement was $171.2 million.

        On July 1, 2008, the agreements to provide an insured drug benefit for the employees of the State of Connecticut and to reinsure the risk with PharmaCare Re under a 100% quota-share contract was not renewed. Direct and ceded premium under this agreement in the second quarter of 2008 amounted to $86.2 million. For the six months ended June 30, 2008, direct and ceded premium under this agreement was $171.8 million.

        Supplemental Cash Flow Information:    Supplemental cash flow information for non-cash financing activities is as follows:

	Six months ended June 30,
	2009	2008
	(in thousands)
Supplemental cash flow information for non-cash financing activities:
Return of common stock in connection with MemberHealth acquisition	$—	$(34,541)

        Statutory Financial Data:    Effective September 30, 2009, the National Association of Insurance Commissioners, known as NAIC, is requiring adoption of SSAP No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments. SSAP No. 98 effectively changes the impairment trigger from an undiscounted cash flow basis test to a fair value test. In addition, SSAP No. 98 changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a fair value basis. Had we adopted SSAP No. 98 on June 30, 2009, we would have

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

recognized an additional $56.1 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis. Of this amount, $49.9 million relates to securities with an NAIC rating of 6, which are, therefore, already marked to the lower of cost or market for statutory reporting purposes. Accordingly, the implementation of SSAP No. 98 would have reduced surplus by $6.2 million had we adopted on June 30, 2009. However, the actual impairment recorded will depend upon conditions at the measurement date.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009 and 2008. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant Second Quarter Items

  •
  Revenue consistent with the prior year quarter at $1.2 billion.

  •
  Senior Managed Care—Medicare Advantage membership remained consistent with the second quarter of 2008.

  •
  Net retained Part D membership increased 119,000 from the second quarter of 2008.

  •
  Senior Managed Care—Medicare Advantage medical loss ratio of 84.3%.

  •
  Recorded a charge of $4.5 million for the other-than-temporary impairment of investment securities.

  •
  Closed the transaction to reinsure substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty with two insurance company subsidiaries of Goldman Sachs Group, Inc. (NYSE:GS). Recorded loss on transaction and related activities of $4.8 million, after-tax, or $0.06 per share.

  •
  Recorded restructuring charges of $3.0 million, after-tax, or $0.04 per share.

  •
  Recorded charge of $4.0 million, after tax, or $0.05 per share related to the proposed closing and restructuring of certain career sales offices.

  •
  Second quarter diluted earnings per share of $0.06.

  •
  Repurchased 0.6 million of our shares at a cost of $5.2 million.

  •
  Implemented FSP FAS 115-2, which increased retained earnings $10.7 million, with a corresponding increase to accumulated other comprehensive loss.

Membership

        The following table presents our membership in Medicare Advantage and Part D products as of June 30, 2009 and 2008.

	As of June 30,
Membership by Segment	2009	2008
	(in thousands)
Medicare Advantage
PFFS	175	188
Network-based (HMO and PPO)	63	54

Total Medicare Advantage	238	242

Part D
CCRx	1,268	1,295
PRx(1)	426	280

Total Part D	1,694	1,575

Total Membership	1,932	1,817

    (1)
    2008 amount represents net retained membership for our Prescription PathwaySM PDP, which was succeeded in 2009 by Prescriba RxSM (PRx). While membership in PRx is 100% retained by us, Prescription PathwaySM was operated in connection with a 50% joint venture partner. Actual membership at June 30, 2008 was 532,000.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2009 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$1,813	(3)%	$(13,045)
(2)%	$1,205	(2)%	$(8,697)
(1)%	$602	(1)%	$(4,348)
1%	$(602)	1%	$4,362
2%	$(1,203)	2%	$8,723
3%	$(1,804)	3%	$13,085

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

Results of Operations—Consolidated Overview

        The following table reflects income before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$28,965	$33,365	$75,207	$33,736
Medicare Part D(1)	13,595	10,647	(22,269)	(18,987)
Traditional Insurance(1)	(10,407)	2,151	(25,896)	3,169
Senior Administrative Services(1)	2,285	6,385	5,710	12,409
Corporate(1)	(18,422)	(10,702)	(30,057)	(14,786)
Net realized gains (losses) on investments	(8,046)	(13,285)	(15,268)	(42,293)

Income (losses) before provision for income taxes(1)	7,970	28,561	(12,573)	(26,752)
(Benefit) provision for income taxes	3,036	193	(4,359)	(9,120)

Net income (loss)	$4,934	$28,368	$(8,214)	$(17,632)

Earnings (loss) per common share (diluted)	$0.06	$0.32	$(0.10)	$(0.20)

(1)
We evaluate the results of operations of our segments based on income before realized gains (losses) and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) in the determination of net income. The schedule above reconciles our segment income before income taxes to net income in accordance with U.S. GAAP.

  Three months ended June 30, 2009 and 2008

        Net income for the three months ended June 30, 2009 was $4.9 million, or $0.06 per diluted share, compared to net income of $28.4 million, or $0.32 per diluted share for the three months ended June 30, 2008. The net income for the second quarter of 2009 includes realized investment losses, net of taxes, of $5.2 million, or $0.06 per diluted share, of which $2.9 million relates to the recognition of other-than-temporary impairments on investments. Net income for the second quarter of 2008 includes realized investment losses, net of taxes, of $1.8 million, or $0.02 per diluted share, related primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 38.1% for the second quarter of 2009, and 0.1% for the second quarter of 2008. The low effective tax rate in the second quarter of 2008 was due primarily to release of a $10.4 million valuation allowance established in the first quarter of 2008 in connection with certain investment impairments.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $29.0 million in the three months ended June 30, 2009, a decrease of $4.4 million compared to the three months ended June 30, 2008. The decrease in earnings was driven by certain restructuring costs incurred during the quarter, higher expenses to support the continued investment in the development of provider networks of our expansion PPO markets and a 116 basis point increase in the benefit ratio from the prior year period.

        Our Medicare Part D income for the second quarter of 2009 increased by $2.9 million compared to the second quarter of 2008. The increase in Part D income was primarily attributable to lower operating expenses which resulted from restructuring the Medicare Part D call center and other member services, as well as the elimination of certain third party administrative fees as the respective services are being performed internally during 2009.

        Results for our Traditional Insurance segment decreased by $12.6 million compared to the three months ended June 30, 2008. The transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $9.1 million decrease in net investment income caused by a lower average invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above, offset by a $4.4 million decline in net commissions and expenses due to a lower level of business in-force.

        Segment income before taxes for our Senior Administrative Services segment declined by $4.1 million, or 64%, to $2.3 million for the second quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $7.7 million, or 72%, for the second quarter of 2009 compared to the second quarter of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, along with higher stock-based compensation costs for equity awards to employees and directors as well as higher levels of expense, partially offset by lower borrowing costs.

  Six months ended June 30, 2009 and 2008

        Net loss for the six months ended June 30, 2009 was $8.2 million, or $0.10 per diluted share, compared to net loss of $17.6 million, or $0.20 per diluted share for the six months ended June 30, 2008. The net loss for the first half of 2009 includes realized investment losses, net of taxes, of $9.9 million, or $0.12 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. Net income for the first half of 2008 includes realized investment losses, net of taxes, of $27.5 million, or $0.31 per diluted share, also related primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 34.7% for the first half of 2009, and 34.1% for the first half of 2008.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $75.2 million for the six months ended June 30, 2009, an increase of $41.5 million compared to the six months ended June 30, 2008. The increase in earnings was driven by higher medical operating income in our PFFS and HMO businesses partially offset by the restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets. The improvement in medical operating income was driven by higher premiums and an improvement in the benefit ratio of 255 basis points.

        Our Medicare Part D loss for the six months ended June 30, 2009 increased by $3.3 million versus the comparable period in 2008. This increase was principally attributable to a $9.1 million decline in investment and other income, largely offset by a decrease in operating expenses.

        Results for our Traditional Insurance segment decreased by $29.1 million compared to the six months ended June 30, 2008. The transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these one-time impacts, the decrease to net income was primarily caused by a $16.2 million decrease of net investment income caused by lower average yields and a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above.

        Segment income before taxes for our Senior Administrative Services segment declined by $6.7 million, or 54%, to $5.7 million for the six months ended June 30, 2009, as compared to the same period of 2008. This decrease is primarily the result of expected reductions in service fee revenues, net of a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $15.3 million, or 103%, for the six months ended June 30, 2009 compared to the same period of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net premiums	$653,986	$619,443	$1,294,871	$1,181,128
Net investment and other income	7,236	3,707	12,597	8,741

Total revenue	661,222	623,150	1,307,468	1,189,869

Medical expenses	551,116	514,797	1,068,887	1,005,087
Amortization of intangible assets	1,146	1,014	2,292	2,028
Restructuring costs	3,500	—	3,500	—
Commissions and general expenses	76,495	73,974	157,582	149,018

Total benefits, claims and other deductions	632,257	589,785	1,232,261	1,156,133

Segment income before taxes	$28,965	$33,365	$75,207	$33,736

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, which offers coverage to Medicare beneficiaries in approximately 3,100 counties across 47 states, and our Medicare coordinated care plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries in southeastern Texas, north Texas, Oklahoma and Wisconsin. The PPO plans offer coverage in 15 markets in 9 states. These businesses provide managed care for seniors under a contract with CMS.

        Membership.    For a discussion of the accounting for Medicare Advantage policies, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for the member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of June 30, 2009 is likely to be material.

  Three months ended June 30, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $29.0 million in the three months ended June 30, 2009, a decrease of $4.4 million compared to the three months ended June 30, 2008. The decrease in earnings was driven by certain restructuring costs incurred during the quarter, higher expenses to support the continued investment in the development of provider networks of our expansion PPO markets and a 116 basis point increase in the benefit ratio from the prior year period.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $34.5 million compared to the three months ended June 30, 2008, primarily due to an increase in the amount of premium resulting from increased member premium rates as well as growth in HMO membership and higher net investment income.

        Benefits, Claims and Expenses.    Medical expenses increased by $36.3 million compared to the second quarter of 2008, consistent with the higher level of earned premium. The Medicare Advantage medical benefit ratio increased to 84.3% for the second quarter of 2009 from 83.1% for the same period in 2008. Adjusting both periods' benefit ratio for prior period development, the benefit ratio for the second quarter of 2009 was 85.9% compared to 86.9% in 2008, or an improvement of 100 bases points. In the second quarter of 2009 we recorded a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our health plan business. The ratio of commissions and general expenses to premiums decreased 11.7% in the second quarter of 2009 from 11.9% in second quarter of 2008 due to higher expenses to support the continued investment in the development of provider networks for our expansion PPO markets.

  Six months ended June 30, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $75.2 million for the six months ended June 30, 2009, an increase of $41.5 million compared to the six months ended June 30, 2008. The increase in earnings was driven by higher medical operating income generated by an improvement in the medical benefit ratio of 255 basis points, partially offset by the restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $113.8 million compared to the six months ended June 30, 2008, primarily due to an increase in the amount of premium from an increase higher overall premium rates per member and higher net investment income. Total membership in our Medicare Advantage plans remains stable from prior year with gains in membership in our HMO plans being offset by lapses in our PFFS plans.

        Benefits, Claims and Expenses.    Medical expenses increased by $63.8 million compared to the six months ended June 30, 2008, consistent with the higher level of earned premium. The Medicare Advantage medical benefit ratio decreased to 82.5% for the six months ended June 30, 2009 from 85.1% for the same period in 2008. Adjusting both periods' benefit ratio for prior period development, the benefit ratio for the first six months of 2009 was 84.0% compared to 85.3% in 2008, or an improvement of 125 bases points. Improvement in both periods adjusted medical benefit ratio was the result of positive prior year development recognized in the each period. In the second quarter of 2009 we recorded a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our health plan business. Commissions and general expenses increased by $8.6 million compared to the first half of 2008 primarily as the result of an increase in commissions and general expenses related to higher expenses to support the continued investment in the development of provider networks for our expansion PPO markets. However, the ratio of commissions and general expenses to premiums decreased to 12.1% for the six months ended June 30, 2009 from 12.6% in 2008.

Segment Results—Medicare Part D

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Direct and assumed premium	$511,605	$530,615	$1,008,274	$1,054,157
Risk corridor adjustment/government reinsurance	(6,046)	56,613	111,683	182,924

Direct and assumed premium after risk corridor adjustment	505,559	587,228	1,119,957	1,237,081
Ceded premiums	155	(80,326)	288	(179,413)

Net premiums	505,714	506,902	1,120,245	1,057,668
Other Part D income (loss)—PDMS	8	15,281	105	31,333

Total Part D revenue	505,722	522,183	1,120,350	1,089,001
Net investment and other income	944	4,830	2,055	11,175

Total revenue	506,666	527,013	1,122,405	1,100,176

Pharmacy benefits	445,208	455,144	1,038,993	999,595
Amortization of intangibles	4,011	7,999	8,022	7,999
Commissions and general expenses	43,852	53,223	97,659	111,569

Total benefits, claims and other deductions	493,071	516,366	1,144,674	1,119,163

Segment income (loss) before taxes	$13,595	$10,647	$(22,269)	$(18,987)

        Reported results for Medicare Part D business is subject to anticipated seasonality during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. Consequently, this business generally sees higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        For a discussion of the accounting for Part D see Notes 2 and 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of June 30, 2009 is likely to be material.

        Other Part D income—PDMS represented our equity in the earnings of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 13 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

        The Prescription Pathway business was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark. As a result, we retained a 50% share in that business. For 2009 there is no reinsurance for the PrescribaRx business therefore we retain a 100% share.

  Three months ended June 30, 2009 and 2008

        Our Medicare Part D income for the second quarter of 2009 increased by $2.9 million compared to the second quarter of 2008. The increase in Part D income was primarily attributable to lower operating expenses which resulted from restructuring the Medicare Part D call center and other member services, and the elimination of certain third party administrative fees as the respective services are being performed internally during 2009.

        Membership.    At June 30, 2009, total membership for Medicare Part D, based on enrollment information provided by CMS, was approximately 1,694,000 members compared to net retained membership of 1,575,000 members at June 30, 2008. Net retained membership at June 30, 2008 excludes members that were assigned to CVS/Caremark upon termination of the strategic alliance effective December 31, 2008. The increase in membership is principally attributable to growth from open enrollment and dual eligible members automatically assigned to our plans in 2009.

        Revenues.    Net premium for the second quarter of 2009 decreased by $1.2 million, or 0.2% versus the comparable period in 2008. The decline in net premium was primarily attributable to the government risk corridor adjustment which was a decrease in revenue of $6.0 million for the second quarter of 2009 compared to an increase in revenue of $56.6 million for the second quarter of 2008. The change in the government risk corridor adjustment was attributable to the elimination of PDMS effective January 1, 2009, and the improvement in pharmacy benefits which is described under "Benefits, Claims and Expenses" below. In addition, premium revenue for the second quarter of 2008 included approximately $9.8 million in amortization of a below market contract liability that was recorded in connection with the MemberHealth acquisition (described in the Annual Report on Form 10K for the year ended December 31, 2008). These declines were largely offset by growth in premium revenue attributable to an increase in net retained membership by approximately 119,000 members.

        Other Part D income—PDMS for the second quarter of 2009 decreased by $15.3 million versus the second quarter of 2008, as a result of the termination of our strategic alliance with CVS/Caremark. Net investment and other income decreased by $3.9 million principally as a result of lower rates of return on investments and lower cash flow related to timing.

        Benefits, Claims and Expenses.    Pharmacy benefits for the second quarter of 2009 decreased by $9.9 million or 2% compared to the second quarter of 2008, and the ratio of incurred prescription drug benefits to net premium was 88.0% and 89.8% for the second quarters of 2009 and 2008, respectively. The improvement in pharmacy benefits was attributable to more competitive network rates available through our 2009 claims processor, combined with higher rebates that resulted from the consolidation of our Medicare Part D contracts with pharmaceutical manufacturers. In addition, a lower percentage of our total membership completed the deductible phase of the benefit design as of as of June 30, 2009 versus the comparable period in 2008. Medicare Part D plans do not incur pharmacy benefits for a member until after they have completed the deductible phase.

        Commissions and general expenses for the second quarter of 2009 decreased by $9.4 million versus the second quarter of 2008 and the decrease was largely attributable to the restructuring of our Medicare Part D call center and other member services which began during 2008 and was completed in 2009. In addition, certain third party administrative fees decreased versus the second quarter of 2008, as these services are being performed internally during 2009.

  Six months ended June 30, 2009 and 2008

        Our Medicare Part D loss for the six months ended June 30, 2009 increased by $3.3 million versus the comparable period in 2008. This increase was principally attributable to a $9.1 million decline in investment and other income, largely offset by a decrease in operating expenses.

        Revenues.    Net premium increased by $62.6 million, or 6% for the six months ended June 30, 2009 versus the comparable period in 2008. The growth in premium revenue was attributable to an increase in Medicare Part D net retained membership by approximately 119,000 members, and was partially offset by a decrease in the government risk corridor adjustment which was an addition to revenue of $111.7 million and $182.9 million for the six months ended June 30, 2009 and 2008, respectively. The change in the government risk corridor adjustment was attributable to the elimination of PDMS effective January 1, 2009, and the improvement in pharmacy benefits which is described under "Benefits, Claims and Expenses" below. In addition, premium revenue for the six months ended June 30, 2008 included approximately $19.8 million in amortization of a below market contract liability that was recorded in connection with the MemberHealth acquisition (described in the Annual Report on Form 10K for the year ended December 31, 2008).

        Other Part D income—PDMS for the six months ended June 30, 2009 decreased by $31.2 million versus the comparable period in 2008, as a result of the termination of our strategic alliance with CVS/Caremark. Net investment and other income decreased by $9.1 million principally as a result of lower rates of return on investments and lower cash flow related to timing.

        Benefits, Claims and Expenses.    Pharmacy benefits for the six months ended June 30, 2009, increased by $39.4 million or 4% compared to the six months ended June 30, 2008, and the ratio of incurred prescription drug benefits to net premium was 92.7% and 94.5% for the six months ended June 30, 2009 and 2008, respectively. The improvement in the ratio of incurred prescription drug benefits to net premium was attributable to more competitive network rates available through our 2009 claims processor, combined with higher rebates that resulted from the consolidation of our Medicare Part D contracts with pharmaceutical manufacturers. In addition, a lower percentage of our total membership completed the deductible phase of the benefit design as of June 30, 2009 versus the comparable period in 2008. Medicare Part D plans do not incur pharmacy benefits for a member until after they have completed the deductible phase.

        Commissions and general expenses for the six months ended June 30, 2009 decreased by $13.9 million versus the comparable period in 2008 and the decrease was largely attributable to our restructuring of the Medicare Part D call center and other member services which began during 2008 and was completed in 2009. In addition, third party administrative fees decreased versus the six months ended June 30, 2008, as these services are being performed internally during 2009.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Premiums:
Direct and assumed	$118,137	$218,631	$243,516	$445,742
Ceded	(41,696)	(120,051)	(73,346)	(241,953)

Net premiums	76,441	98,580	170,170	203,789
Net investment income	5,652	14,767	14,953	31,189
Other income	450	261	1,523	599

Total revenue	82,543	113,608	186,646	235,577
Policyholder benefits	59,275	76,489	137,039	157,642
Interest credited to policyholders	—	3,382	4,284	7,522
Change in deferred acquisition costs	884	3,268	8,583	10,799
Amortization of intangible assets	796	811	1,480	1,615
Loss on reinsurance and other related costs	7,624	—	7,624	—
Restructuring costs	1,228	—	1,228	—
Commissions and general expenses, net of allowances	23,143	27,507	52,304	54,830

Total benefits, claims and other deductions	92,950	111,457	212,542	232,408

Segment (losses) income before taxes	$(10,407)	$2,151	$(25,896)	$3,169

  Three months ended June 30, 2009 and 2008

        Results for our Traditional Insurance segment decreased by $12.6 million compared to the three months ended June 30, 2008. The transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $9.1 million decrease in net investment income caused by lower average yields and a lower average invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above, offset by a $4.4 million decline in net commissions and expenses due to a lower level of business in-force. The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended June 30,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$80,700	$(20,782)	$59,918	$92,628	$(24,844)	$67,784
Specialty health	18,357	(2,872)	15,485	106,682	(89,431)	17,251
Life insurance and annuity	19,080	(18,042)	1,038	19,321	(5,776)	13,545

Total premium	$118,137	$(41,696)	$76,441	$218,631	$(120,051)	$98,580

        Revenues.    Net premium declined by $22.1 million, or 22.5%. As a result of the reinsurance transaction with Commonwealth, life and annuity premium ceded increased by $12.3 million. The continued effect of lapsation of our Medicare supplement in-force business resulted in a decrease of

$7.9 million. Gross and ceded premium for specialty health declined in the second quarter of 2009 compared to the same period of 2008 as the result of the termination of the reinsurance arrangement with PharmaCare Re for the state of Connecticut employees.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $17.2 million, or 22.5%, compared to the second quarter of 2008. This decline was principally due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net Life and Annuity benefits retained of $9.8 million, and a net reduction in Medicare supplement benefits of $7.7 million. The reduction in Medicare supplement benefits is mainly a result of a decline in the business and a decrease in the loss ratio to 74.2% for the second quarter of 2009 from 76.9% for the same period last year. Individual loss ratios for the three months ended June 30, 2009 were 74.2% for Medicare supplement, compared with 76.9% for the same period last year, and 99.5% for specialty health, compared with 88.0% for the same period last year. The increase in the Specialty loss ratio was caused by an increase in frequency of long term care claims. Interest credited to policyholders also declined $3.4 million or 100% due to the reinsurance transaction with Commonwealth. The change in deferred acquisition cost decreased $2.4 million or 72.9%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth.

        The following table details the components of commission and general expenses, net of allowances:

	Three months ended June 30,
	2009	2008
	(in thousands)
Commissions	$13,461	$15,678
Other operating costs	17,824	20,399
Reinsurance allowances	(8,142)	(8,570)

Commissions and general expenses, net of allowances	$23,143	$27,507

        Commissions and general expenses, net of allowances, decreased by $4.4 million compared to the second quarter of 2008. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $2.6 million for the quarter ended June 30, 2009, compared to the second quarter of 2008. This is primarily due to the lower levels of business in-force. Allowances received from reinsurers decreased $0.4 million for the second quarter of 2009 from the second quarter of 2008, primarily due to the termination of the reinsurance arrangement with PharmaCare Re offset by an increase in allowances received on life and annuity business reinsured to Commonwealth.

  Six months ended June 30, 2009 and 2008

        Results for our Traditional Insurance segment decreased by $29.1 million compared to the six months ended June 30, 2008. The reinsurance transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $16.2 million decrease in net investment income caused by lower average yields and a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above.

        The following tables detail premium for the segment by major lines of business:

Premium

	Six months ended June 30,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$167,874	$(43,754)	$124,120	$194,008	$(52,344)	$141,664
Specialty health	37,227	(5,692)	31,535	212,871	(178,234)	34,637
Life insurance and annuity	38,415	(23,900)	14,515	38,863	(11,375)	27,488

Total premium	$243,516	$(73,346)	$170,170	$445,742	$(241,953)	$203,789

        Revenues.    Net premium declined by $33.6 million, or 16.5%. As a result of the reinsurance transaction with Commonwealth, life and annuity premium ceded increased by $12.5 million. The continued effect of lapsation of our Medicare supplement in-force business resulted in a decrease of $17.5 million. Gross and ceded premium for specialty health declined in the six months ended June 30, 2009 compared to the same period of 2008 as the result of the termination of the reinsurance arrangement with PharmaCare Re for the state of Connecticut employees.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $20.6 million, or 13.1%, compared to the six months ended June 30, 2008. This decline was principally due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net life and annuity benefits retained of $7.2 million, and a net reduction in Medicare supplement benefits of $13.3 million. The reduction in Medicare supplement benefits is mainly a result of a decline in the business. Individual loss ratios for the six months ended June 30, 2009 were 76.6% for Medicare supplement, compared with 76.5% for the same period last year, and 99.0% for specialty health, compared with 90.3% for the same period last year. The increase in the Specialty loss ratio was primarily caused by an increase in frequency of long term care claims. Interest credited to policyholders also declined $3.2 million or 43.0% due to the reinsurance transaction with Commonwealth during the second quarter of 2009. The change in deferred acquisition cost decreased $2.2 million or 20.5%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth.

        The following table details the components of commission and general expenses, net of allowances:

	Six months ended June 30,
	2009	2008
	(in thousands)
Commissions	$28,772	$32,732
Other operating costs	38,340	39,528
Reinsurance allowances	(14,808)	(17,430)

Commissions and general expenses, net of allowances	$52,304	$54,830

        Commissions and general expenses, net of allowances, decreased by $2.5 million compared to the six months ended June 30, 2008. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $1.2 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This is primarily due to the lower levels of business in-force. Allowances received from reinsurers decreased $2.6 million for the six months ended June 30, 2009 from the six months ended June 30, 2008, primarily due to the termination of the reinsurance arrangement with PharmaCare Re.

Segment Results—Senior Administrative Services

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Affiliated fee revenue
Medicare supplement	$3,052	$5,198	$6,608	$10,379
Part D	—	6,995	—	14,021
Long term care	1,031	582	2,132	1,127
Life insurance	1,084	1,088	3,136	1,742
Other	1,632	1,507	3,315	3,599

Total affiliated revenue	6,799	15,370	15,191	30,868

Unaffiliated fee revenue
Medicare Advantage	1,010	3,675	1,995	7,213
Medicare supplement	1,042	1,384	2,249	2,877
Long term care	1,176	1,382	2,462	2,997
Non-insurance products	112	226	225	478
Part D	—	64	—	200
Other	17	43	38	81

Total unaffiliated revenue	3,357	6,774	6,969	13,846

Total revenue	10,156	22,144	22,160	44,714

Amortization of present value of future profits	52	101	104	183
General expenses	7,819	15,658	16,346	32,122

Total expenses	7,871	15,759	16,450	32,305

Segment income before taxes	$2,285	$6,385	$5,710	$12,409

        In 2008, we performed administrative functions for the affiliated Part D line that the affiliated entities perform directly in 2009. We eliminated these fees, together with affiliated revenue, in consolidation.

  Three months ended June 30, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $4.1 million, or 64%, to $2.3 million for the second quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        Revenue declined by $12.0 million, or 54%, during the second quarter of 2009 compared to the second quarter of 2008. Affiliated service fee revenue decreased by $8.6 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009 as well as a decrease in services performed for affiliated Medicare supplement business. Unaffiliated service fee revenue decreased by $3.4 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, long term care and Medicare supplement business. General expenses for the segment decreased by $7.8 million, or 50%, primarily due to the decline in the business discussed above.

  Six months ended June 30, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $6.7 million, or 54%, to $5.7 million for the six months ended June 30, 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        Revenue declined by $22.6 million, or 50%, during the six months ended June 30, 2009 compared to the same period of 2008. Affiliated service fee revenue decreased by $15.7 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009 as well as a decrease in services performed for affiliated Medicare supplement business. Unaffiliated service fee revenue decreased by $6.9 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, long term care and Medicare supplement business. General expenses for the segment decreased by $15.8 million, or 49%, primarily due to the decline in the business discussed above.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Interest expense	$4,805	$5,800	$10,064	$12,095
Amortization of capitalized loan origination fees	262	262	524	524
Stock-based compensation expense	2,450	1,632	4,214	3,237
Other parent company expenses, net of revenues	10,905	3,008	15,255	(1,070)

Segment loss before taxes	$18,422	$10,702	$30,057	$14,786

  Three months ended June 30, 2009 and 2008

        The loss from our Corporate segment increased by $7.7 million, or 72%, for the second quarter of 2009 compared to the second quarter of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, along with higher stock-based compensation costs for equity awards to employees and directors as well as higher levels of expense, partially offset by lower borrowing costs.

        The decrease in interest expense of $1.0 million is due primarily to a reduction in the interest rates charged on the debt, as compared to the second quarter of 2008. The weighted average interest rate on our loan payable was 3.9% for the second quarter of 2009 compared to 4.5% for the second quarter of 2008. The weighted average interest rate on our other long term debt was 6.3% for the second quarter of 2009 compared to 7.3% for the second quarter of 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation expense resulted primarily from option and stock awards, in the second half of 2008 and the first half of 2009, to directors, officers and other employees approved by the compensation committee.

        Other parent company expenses, net of revenues, increased $7.9 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wise cost reduction effort, we recorded a $6.3 million charge to earnings. The remaining variance was primarily due to increased staffing and outside service costs. In addition, net investment income decreased $0.4 million as a result of lower invested assets as a lower rate.

  Six months ended June 30, 2009 and 2008

        The loss from our Corporate segment increased by $15.3 million, or 103%, for the six months ended June 30, 2009 compared to the same period of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

        The decrease in interest expense of $2.0 million is due primarily to a reduction in the interest rates charged on the debt, as compared to the first half of 2008. The weighted average interest rate on our loan payable was 4.0% for the first half of 2009 compared to 4.6% for the same period of 2008. The weighted average interest rate on our other long term debt was 6.5% for the first half of 2009 compared to 7.5% for the same period of` 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation expense resulted primarily from option and stock awards, in the second half of 2008 and the first half of 2009, to directors, officers and other employees approved by the compensation committee.

        Other parent company expenses, net of revenues, increased $16.3 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wise cost reduction effort, we recorded a $6.3 million charge to earnings. The remaining variance was primarily due to the release in the first quarter of 2008 of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, compared with a $0.5 million release for similar reasons in the first quarter of 2009 as well as increased staffing and outside service costs. In addition, net investment income decreased $1.8 million as a result of lower invested assets as a lower rate.

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

        As of June 30, 2009, American Exchange made $5.6 million in principal payments on the surplus note during the quarter ended June 30, 2009 resulting in the note being paid in full. Prior to repayment, this note had bore interest at LIBOR plus 250 basis points.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bears interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, at December 31, 2008, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made in the six months ended June 30, 2009.

        Our parent holding company did not make capital contributions to American Exchange and American Exchange did not make capital contributions to its subsidiaries during the six months ended June 30, 2008 and 2009. Further, no dividends were declared nor paid to American Exchange from its subsidiaries during the first half of 2008 and 2009.

        Capital contributions to and dividends from for our HMO affiliates are made through our managed care holding company, Heritage Health Systems, Inc. ("HHSI"). HHSI made capital contributions totaling $3.1 million to its HMO subsidiaries for the six months ended June 30, 2009. Further, no dividends were declared nor paid to HHSI from its subsidiaries during the first half of 2009. HHSI made no capital contributions and did not receive any dividends during the first half of 2008.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver. As of June 30, 2009, $318.9 million was outstanding under the term loan agreement. As of June 30, 2009, the interest rate on the term loan portion of the credit facility was 1.56% and we pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $1.8 million and interest payments totaling $5.1 million during the six months ended June 30, 2009.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first half of 2009, we paid a net amount of $2.1 million in association with these swap agreements.

        We formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.99%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $3.8 million during the first half of 2009.

        Insurance subsidiaries and HMO affiliates—Liquidity.    At June 30, 2009, we held cash and cash equivalents totaling $249 million and fixed maturity securities that could readily be converted to cash with carrying values of $874 million. The net yields on our cash and invested assets decreased to 4.4% for the six months ended June 30, 2009, from 5.4% for the six months ended June 30, 2008.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage back securities and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2009, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of June 30, 2009, approximately 30% of our portfolio is in cash equivalents, largely in government money market funds, and, in the aggregate, approximately 57% of our portfolio is securities backed by the US government or its agencies.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2009, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of June 30, 2009
June 30, 2009
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Market Value of Fixed Income Portfolio
	(in millions)
$874.0	$50.5	$26.6	$(26.6)	$(55.5)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of our trust preferred securities for a five year period through the contractual terms of the security at inception, of which $15 million is currently based on a floating rate and $50 million remains at a fixed rate.

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2009, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2009
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan payable	1.48%	$70.2	$0.2	$0.2	$(0.4)	$(0.7)
Other long term debt	5.47%	$60.0	0.4	0.3	(0.3)	(0.6)

Total			$0.6	$0.5	$(0.7)	$(1.3)

(1)
During the first half of 2009, the average LIBOR rate on our loan payable was 0.86% and the average LIBOR rate for our other long term debt was 1.41%. As a result, for the purposes of this illustration, the maximum decrease in rates on our loan payable and our other long term debt was 86 basis points and 141 basis points, respectively.

        As noted above, we have fixed the interest rate on $300 million of our $429 million of total debt outstanding, leaving $129 million of the debt exposed to rising interest rates, as of June 30, 2009. We had approximately $332 million of cash and cash equivalents as of June 30, 2009. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We make cash advances to our agents to assist in the development of agency offices and recruitment of agents.

        We historically invested in our career distribution agencies to provide monetary assistance in the development of offices and recruitment of agents to build a controlled distribution force for our various products. Collectability of these advances generally comes from the commissions earned from the production of these offices or personal guarantees of the office managers. No assurance can be given that production levels or personal assets of the managers will be sufficient to repay the obligation and may result in future write-off of these advances. During the second quarter of 2009, we wrote off $6.3 million of agents' advances.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in Thousands)(1)
April 1, 2009 — April 30, 2009	445,295	$9.12	445,295	$2,215
May 1, 2009 — May 31, 2009	—	—	—	2,215
June 1, 2009 — June 30, 2009	137,600	$8.22	137,600	26,084

Total	582,895		582,895

(1)
In February 2008, our board of directors approved the repurchase of up to $50 million of our common stock during an 18-month period beginning February 18, 2008. In June 2008, we announced that our board of directors has approved the repurchase of up to an additional $50 million of our common stock. In June 2009, our board of directors approved the repurchase of up to an additional $25 million of our common stock. Through June 30, 2009, we had repurchased 10.0 million shares of our common stock for an aggregate amount of $98.9 million, under these programs. Subsequent to quarter end, through July 28, 2009, we repurchased an additional 0.2 million shares for $1.9 million. As of July 28, 2009, we have $24.2 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on June 4, 2009. The following describes the actions taken at the annual meeting.

        Election of Directors.    At the annual meeting, our shareholders elected the fourteen nominees to serve as members of our board of directors until our 2010 annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation of votes for each of the nominees was as follows:

	Number of Votes
Nominee	For	Withheld
Barry W. Averill	82,852,967	412,321
Richard A. Barasch	81,817,724	1,447,564
Sally W. Crawford	82,401,224	864,064
Matthew W. Etheridge	82,838,076	427,212
Mark K. Gormley	81,961,182	1,304,106
Mark M. Harmeling	82,637,302	627,986
Linda H. Lamel	82,859,667	405,621
Eric W. Leathers	81,918,008	1,347,280
Patrick J. McLaughlin	82,637,585	627,703
Richard C. Perry	82,852,867	412,421
Thomas A. Scully	81,980,249	1,285,039
Robert A. Spass	81,977,165	1,288,123
Sean M. Traynor	81,980,249	1,285,039
Robert F. Wright	82,203,933	1,061,355

        Ratification of the Election of Independent Auditors.    At our annual meeting our shareholders approved the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
82,917,195	271,361	76,732	—

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

UNIVERSAL AMERICAN CORP.
July 30, 2009	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
July 30, 2009	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)