Form 10-Q
period 2009-09-30
UNIVERSAL AMERICAN CORP.
filed 2009-10-30
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2009
$0.01 par value	76,398,175 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009, $970,694; 2008, $1,075,078)	$969,839	$1,032,393
Other invested assets	1,193	23,923

Total investments	971,032	1,056,316
Cash and cash equivalents	414,569	511,032
Accrued investment income	8,998	13,214
Deferred policy acquisition costs	150,204	237,630
Reinsurance recoverables—life	609,391	75,290
Reinsurance recoverables—health	132,591	145,696
Due and unpaid premiums	56,250	97,320
Present value of future profits and other amortizing intangible assets	173,453	192,742
Goodwill and other indefinite lived intangible assets	530,031	530,031
Income taxes receivable	15,718	38,032
CMS contract deposit receivables	212,315	609,293
Other Part D receivables	178,246	154,049
Advances to agents	63,685	60,017
Other assets	109,330	141,501

Total assets	$3,625,813	$3,862,163

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$587,465	$616,819
Reserves for future policy benefits—health	408,845	415,026
Policy and contract claims—health	522,370	729,070
Premiums received in advance	12,854	7,183
Loan payable	318,000	320,625
Other long term debt	110,000	110,000
Amounts due to reinsurers	11,101	22,091
Deferred income tax liability	4,920	6,877
Other Part D liabilities	108,585	149,523
Other liabilities	162,284	168,865

Total liabilities	2,246,424	2,546,079

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A preferred stock (Authorized: 300,000 shares, issued and outstanding: 2009, 42,105 shares, liquidation value $39,663; 2008, 42,105 shares, liquidation value $37,137)	42	42
Series B preferred stock (Authorized: 300,000 shares, issued and outstanding: 2009, 0 shares; liquidation value $0; 2008, 0 shares, liquidation value $0)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2009, 87.9 million shares; 2008, 87.4 million shares)	879	874
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	880,039	870,520
Accumulated other comprehensive loss	(11,388)	(36,422)
Retained earnings	620,923	558,675
Less: treasury stock (2009, 11.2 million shares; 2008, 7.2 million shares)	(111,106)	(77,605)

Total stockholders' equity	1,379,389	1,316,084

Total liabilities and stockholders' equity	$3,625,813	$3,862,163

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Net premium and policyholder fees earned	$1,138,282	$1,080,170
Net investment income	10,630	19,770
Fee and other income	5,576	10,200
Realized loss:
Total other-than-temorary impairment losses on securities	(788)	(11,938)
Portion of loss recognized in other comprehensive income	53	—

Net other-than-temporary impairment losses on securities recognized in earnings	(735)	(11,938)
Realized loss, excluding other-than-temporary impairment losses on securities	(4,048)	(203)

Net realized losses on investments	(4,783)	(12,141)

Total revenues	1,149,705	1,097,999

Benefits, claims and expenses:
Claims and other benefits	901,580	858,858
Change in deferred acquisition costs	(603)	1,595
Amortization of present value of future profits	5,752	5,913
Commissions	28,039	34,849
Reinsurance commissions and expense allowances	(6,509)	(15,778)
Interest expense	4,877	5,698
Other operating costs and expenses	128,852	150,172

Total benefits, claims and other deductions	1,061,988	1,041,307

Income before equity in earnings of unconsolidated subsidiary	87,717	56,692
Equity in earnings of unconsolidated subsidiary	5	20,448

Income before taxes	87,722	77,140
Provision for income taxes	27,976	28,328

Net income	$59,746	$48,812

Earnings per common share:
Basic	$0.74	$0.57

Diluted	$0.74	$0.56

Weighted average shares outstanding:
Weighted average common shares outstanding	87,093	73,340
Less weighted average treasury shares	(10,566)	(4,693)

Basic weighted shares outstanding	76,527	68,647
Weighted average common equivalent of preferred shares outstanding	4,211	17,500
Effect of dilutive securities	205	339

Diluted weighted shares outstanding	80,943	86,486

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Net premium and policyholder fees earned	$3,723,492	$3,522,745
Net investment income	38,853	63,527
Fee and other income	14,684	32,986
Realized loss:
Total other-than-temorary impairment losses on securities	(17,129)	(54,893)
Portion of loss recognized in other comprehensive income	3,795	—

Net other-than-temporary impairment losses on securities recognized in earnings	(13,334)	(54,893)
Realized (loss)/gain, excluding other-than-temporary impairment losses on securities	(6,716)	459

Net realized losses on investments	(20,050)	(54,434)

Total revenues	3,756,979	3,564,824

Benefits, claims and expenses:
Claims and other benefits	3,150,708	3,028,692
Change in deferred acquisition costs	7,980	12,394
Amortization of present value of future profits	17,652	17,738
Commissions	90,402	110,862
Reinsurance commissions and expense allowances	(18,939)	(50,404)
Interest expense	14,942	17,794
Loss on reinsurance and other related costs	7,624	—
Restructuring costs	4,727	—
Other operating costs and expenses	406,845	429,141

Total benefits, claims and other deductions	3,681,941	3,566,217

Income/(loss) before equity in earnings of unconsolidated subsidiary	75,038	(1,393)
Equity in earnings of unconsolidated subsidiary	111	51,781

Income before taxes	75,149	50,388
Provision for income taxes	23,617	19,208

Net income	$51,532	$31,180

Earnings per common share:
Basic	$0.63	$0.35

Diluted	$0.63	$0.35

Weighted average shares outstanding:
Weighted average common shares outstanding	87,005	73,658
Less weighted average treasury shares	(9,898)	(2,821)

Basic weighted shares outstanding	77,107	70,837
Weighted average common equivalent of preferred shares outstanding	4,211	17,500
Effect of dilutive securities	205	470

Diluted weighted shares outstanding	81,523	88,807

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2008
Balance at January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net income	—	—	—	—	—	31,180	—	31,180
Other comprehensive loss	—	—	—	—	(23,637)	—	—	(23,637)

Comprehensive income	—	—	—	—	—	—	—	7,543

Preferred stock conversion	(5)	5
Issuance of common stock	—	—	3	2,036	—	—	—	2,039
Equity transactions related to the acquisition of MemberHealth			(20)	(34,521)				(34,541)
Stock based compensation	—	—	—	6,783	—	—	—	6,783
Treasury shares purchased, at cost							(53,400)	(53,400)
Treasury shares reissued	—	—	—	(153)	—	—	1,474	1,321

Balance at September 30, 2008	$42	$133	$733	$865,027	$(23,703)	$494,763	$(56,184)	$1,280,811

2009
Balance at January 1, 2009	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net income	—	—	—	—	—	51,532	—	51,532
Other comprehensive income	—	—	—	—	35,750	—	—	35,750

Comprehensive income	—	—	—	—	—	—	—	87,282

ASC 320-10-65 implementation adjustment	—	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	—	5	1,603	—	—	—	1,608
Stock based compensation	—	—	—	7,893	—	—	—	7,893
Treasury shares purchased, at cost	—	—	—	—	—	—	(37,350)	(37,350)
Treasury shares reissued	—	—	—	23	—	—	3,849	3,872

Balance at September 30, 2009	$42	$—	$879	$880,039	$(11,388)	$620,923	$(111,106)	$1,379,389

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$51,532	$31,180
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(111)	(51,781)
Distribution from unconsolidated subsidiary	6,800	40,500
Deferred income taxes	(15,437)	(4,833)
Realized losses on investments	20,050	54,434
Amortization of intangible assets	17,652	17,738
Loss on reinsurance, net of tax	2,221	—
Net amortization of bond premium	1,767	1,575
Changes in operating assets and liabilities:
Deferred policy acquisition costs	7,980	12,394
Reserves for future policy benefits	2,835	7,309
Policy and contract claims payable	(209,464)	44,819
Reinsurance balances	(1,452)	28,277
Due and unpaid advance premium, net	46,741	(82,079)
Income taxes payable/receivable	22,314	2,234
Other Part D receivables	(24,197)	22,209
Other Part D liabilities	(40,938)	63,414
Other, net	35,241	(14,101)

Cash (used in) provided by operating activities	(76,466)	173,289

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	639,251	195,101
Cost of fixed maturity investments purchased	(539,813)	(214,391)
Assets transferred on life reinsurance	(454,487)	—
Return of purchase price	—	40,990
Purchase of fixed assets	(13,093)	(15,836)
Other investing activities	99	564

Cash (used in) provided by investing activities	(368,043)	6,428

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	4,234	3,758
Cost of treasury stock purchases	(37,350)	(53,400)
Receipts from CMS contract deposits	2,729,669	2,375,977
Withdrawals from CMS contract deposits	(2,332,691)	(2,571,412)
Deposits and interest credited to policyholder account balances	4,357	12,262
Surrenders and other withdrawals from policyholder account balances	(17,548)	(40,003)
Principal repayment on loan payable and other long term debt	(2,625)	(27,625)

Cash provided by (used in) financing activities	348,046	(300,443)

Net decrease in cash and cash equivalents	(96,463)	(120,726)
Cash and cash equivalents at beginning of period	511,032	667,685

Cash and cash equivalents at end of period	$414,569	$546,959

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare coordinated care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Part D prescription drug benefit Plans, known as PDPs, Medicare supplement, fixed benefit accident and sickness, insurance, and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        On April 24, 2009 we completed the closing of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, effective April 1, 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. This transaction is discussed in more detail at note 15 of notes to the Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this Quarterly Report on Form 10-Q should refer to our Annual Report on Form 10-K for the year ended December 31, 2008, that was filed with the Securities and Exchange Commission, or the SEC, on March 9, 2009. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. Subsequent events were evaluated through October 30, 2009, the date these consolidated financial statements were issued.

        Unconsolidated Subsidiary:    Part D Management Services, L.L.C., known as PDMS, is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore we do not consolidate PDMS in our financial statements. We account for our investment in PDMS on the equity basis and include it in other assets. During 2008, together with Caremark, we ended our strategic alliance which created PDMS. As such, effective January 1, 2009, PDMS no longer manages the strategic alliance and does not earn revenue or incur expenses related to the 2009 Medicare Prescription Drug Plan (PDP) year. PDMS continues to operate in 2009 solely to service the run-off

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

activity related to pharmacy claims, rebates, and revenue related to prior PDP years. Upon dissolution of PDMS, which is expected in the fourth quarter of 2009 following the run-out of prior year PDP claims, the economic interest of PDMS will be split equally between us and Caremark to match the 50% voting and ownership rights held by each entity (see note 13—Unconsolidated Subsidiary).

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

        Reclassifications:    Commencing with the filing of this quarterly report on Form 10-Q, we have reclassified certain balances within the consolidated balance sheets and statements of operations for all periods presented with respect to following line items:

  •
  Policy loans have been included in other invested assets;

  •
  Amounts due from reinsurers has been bifurcated between Reinsurance recoverables—life and Reinsurance recoverables—health;

  •
  Reserves for future policy benefits—health, previously included in Reserves for future policy benefits, is now reported as a separate line item. The remaining balance of reserves, which are related to life insurance, has been combined with Policyholder account balances and Policy and contract claims—life in a new line, Reserves and other policy liabilities—life;

  •
  Direct premium and policyholder fees earned, Reinsurance premiums assumed and Reinsurance premiums ceded have been combined and are now reported as Net premiums and policyholder fees earned;

  •
  Claims and other benefits, Change in reserves for future policy benefits and Interest credited to policyholders have been combined and are now reported as Claims and other benefits.

        We believe that these changes will enhance the usefulness of our consolidated financial statements by combining immaterial balances and providing a clear differentiation of reinsurance and reserve balances between health and life insurance business. These reclassifications had no effect on total assets, total liabilities, stockholders' equity, net income, or earnings per share as previously reported.

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

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans:    Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A-D.

          Part A— Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits, however, they are still required to pay out-of- pocket deductibles and coinsurance.

          Part B— Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

          Part C— Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

          Part D— Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain of our HMO, PPO and PFFS plans.

        These programs are administered by The Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS.

        Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions. Certain commissions are deferred and amortized in relation to the corresponding revenues which is no longer than a one-year period.

        Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, changes in benefit levels, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

  Membership

        We analyze the membership for our Medicare HMO, PPO, PFFS and stand-alone Part D Plans in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in membership as a result of retroactive terminations, additions or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

  Medicare Risk Adjustment Provisions

        CMS uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health Plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

  Medicare Advantage Health Benefit Plans

        We receive monthly payments from CMS related to members in our HMO, PPO and PFFS Plans. The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Premium—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Risk Score Adjustments—The monthly CMS premium is based upon the members' risk score status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Provisions." All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our HMO, PPO and PFFS plans. We estimate changes in CMS premium related to risk score adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium—For qualifying low-income status, or LIS, members of our Medicare Advantage Health Benefit Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

        Low-Income Cost Sharing Subsidy—For qualifying LIS members of our Medicare Advantage Health Benefit Plans with Part D benefits, CMS will reimburse the Plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. The low-income subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Catastrophic Reinsurance—We receive payments from CMS for catastrophic reinsurance for members of our Medicare Advantage Health Benefit Plans with Part D benefits.

        For the members of our HMO and PPO Plans with Part D benefits, CMS reimburses Plans for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to the Plan and any differences are settled between CMS and the Plan. The catastrophic reinsurance subsidy is accounted for as deposit accounting.

        For members of our PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, PFFS Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting.

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits, are subject to risk corridor

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

provisions. The CMS risk corridor calculation compares prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above our Plan year bid will result in CMS making additional payments to us, and variances of more than 5% below our Plan year bid will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

  Medicare Part D

        We receive monthly payments from CMS related to members in our stand-alone Part D Plans. The recognition of the premium and subsidy components under Part D is described below:

        CMS Premium—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Risk Score Adjustments—The monthly CMS premium is based upon the members' risk score status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members' risk scores. Changes in CMS premiums related to risk-score adjustments for our stand alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium—For qualifying low-income status, or LIS, members, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

        Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS will reimburse Plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. See "Deposit Accounting" below for a description of the accounting for low-income cost sharing subsidies.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        Catastrophic Reinsurance Subsidy—CMS reimburses Plans for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to the Plan and any differences are settled between CMS and the Plan. See "Deposit Accounting" below for a description of the accounting for catastrophic reinsurance subsidies.

        CMS Risk Corridor—Premiums from CMS are subject to risk corridor provisions. The CMS risk corridor calculation compares prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above our Plan year bid will result in CMS making additional payments to us, and variances of more than 5% below our Plan year bid will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates.. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Deposit Accounting—Low-income cost sharing and catastrophic reinsurance subsidies received are reported as increases to CMS contract deposits in the consolidated balance sheets. Payments of the actual prescription drug costs related to the low-income cost sharing and catastrophic reinsurance are reported as decreases to CMS contract deposits in the consolidated balance sheets. We do not recognize premium revenues or claims expense for this activity. These receipts and payments are reported as financing activity in our consolidated statements of cash flows.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        GAAP Codification:    In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, or ASC, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. Updates to the ASC are issued as Accounting Standards Updates, or ASU. Because the Codification did not change GAAP, the Codification had no impact on our consolidated financial statements and footnotes, other than the replacement of pre-codification references with ASC or ASU references herein.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Measuring Liabilities at Fair Value:    On August 28, 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 provides guidance on several key issues regarding the estimate of fair value for liabilities and amends ASC 820, Fair Value Measurements and Disclosures. Among other things, the guidance addresses restrictions on the transfer of a liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer's liability. We are currently evaluating the provisions of this ASU, which requires adoption effective for the period ending December 31, 2009.

        Fair Value Measurements:    In April 2009, the FASB issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued new guidance to require disclosures of fair values of certain financial instruments in interim financial statements.

        Fair Value Measurements and Disclosures Topic ASC 820-10-65 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. It also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

        Investments—Debt and Equity Securities Topic ASC 320-65-1 modified the criteria for recognition of other-than-temporary impairment (OTTI) of a debt security. If management intends to sell the debt security, or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the balance sheet date. After recognition of the OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

        If management does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, the total OTTI is bifurcated into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in other comprehensive loss. After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. In addition, ASC 820 expands and increases the frequency of existing disclosures about OTTIs for debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

        Financial Instruments Topic ASC 825-10-65 increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

        We adopted the aforementioned changes effective April 1, 2009, resulting in an increase in the opening balance of retained earnings by $10.7 million, with a corresponding increase to the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Following is a summary of the adjustment as of April 1, 2009, by asset class (in thousands):

Subprime	$15,689
Non-agency residential mortgage-backed securities	798

$16,487

        In addition, we have enhanced our financial statement presentation to separately present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated other comprehensive loss, on the face of our consolidated statements of operations. The enhanced financial statement disclosures required under ASC 825 are included in notes 4 and 5.

        Subsequent Events Disclosure—On June 30, 2009, we adopted ASC 855-10-50, Subsequent Events—Disclosure, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-50 defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,683	$771	$(3)	$—	$36,451
Government sponsored agencies	141,864	4,144	—	—	146,008
Other political subdivisions	9,994	310	(85)	—	10,219
Corporate debt securities	318,769	17,883	(917)	—	335,735
Foreign debt securities	22,014	1,389	(212)	—	23,191
Mortgage-backed and asset-backed securities	442,370	15,658	(14,865)	(24,928)	418,235

	$970,694	$40,155	$(16,082)	$(24,928)	$969,839

	December 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,963	$1,372	$—	$—	$35,335
Government sponsored agencies	90,030	4,999	—	—	95,029
Other political subdivisions	9,993	133	(241)	—	9,885
Corporate debt securities	441,681	4,055	(25,453)	—	420,283
Foreign debt securities	32,779	41	(1,930)	—	30,890
Mortgage-backed and asset-backed securities	466,632	8,109	(33,770)	—	440,971

	$1,075,078	$18,709	$(61,394)	$—	$1,032,393

        At September 30, 2009, gross unrealized losses of $39.8 million on mortgage-backed and asset-backed securities reflect unrealized losses of $34.6 million on subprime residential mortgage loans, as discussed below, and $5.2 million related to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Management and the Investment Committee have evaluated the $14.9 million of losses not impaired, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$48,627	$49,622
Due after 1 year through 5 years	364,146	382,072
Due after 5 years through 10 years	95,511	100,330
Due after 10 years	20,040	19,580
Mortgage and aset-backed securities	442,370	418,235

	$970,694	$969,839

        The fair value and unrealized loss as of September 30, 2009 and December 31, 2008 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2009	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$49	$(3)	$—	$—	$49	$(3)
Other political subdivisions	—	—	1,914	(85)	1,914	(85)
Corporate debt securities	1,298	(39)	12,433	(878)	13,731	(917)
Foreign debt securities	25	—	2,302	(212)	2,327	(212)
Mortgage-backed and asset-backed securities	3,002	(16,087)	29,719	(23,706)	32,721	(39,793)

Total fixed maturities at September 30, 2009	$4,374	$(16,129)	$46,368	$(24,881)	$50,742	$(41,010)

Total number of securities in an unrealized loss position						62

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$53	$—	$—	$—	$53	$—
Other political subdivisions	878	(122)	920	(79)	1,798	(201)
Corporate debt securities	182,411	(12,982)	51,017	(12,511)	233,428	(25,493)
Foreign debt securities	26,803	(1,318)	1,872	(612)	28,675	(1,930)
Mortgage-backed and asset-backed securities	79,877	(9,748)	57,370	(24,022)	137,247	(33,770)

Total fixed maturities at September 30, 2009	$290,022	$(24,170)	$111,179	$(37,224)	$401,201	$(61,394)

Total number of securities in an unrealized loss position						209

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

        As of September 30, 2009, we held subprime securities with par values of $137.0 million, an amortized cost of $57.2 million and a market value of $22.7 million representing approximately 1.6% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)
2003	$4,374	3,284	(1,090)
2004	2,340	1,823	(517)
2005	23,736	12,809	(10,927)
2006	21,319	3,051	(18,268)
2007	5,427	1,696	(3,731)

Totals	$57,196	$22,663	$(34,533)

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

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity investments recorded since the subprime deterioration began in 2007:

		2009 Quarter Ended			Year Ended December 31,
	Cumulative	September 30	June 30	March 31	2008	2007
	(in thousands)
Subprime	$95,617	$146	$2,135	$4,375	$47,964	$40,997
Other structured	10,842	108	2,388	3,701	4,645	—
Corporate	7,177	—	—	—	7,177	—

	$113,636	$254	$4,523	$8,076	$59,786	$40,997

        During the quarter ended September 30, 2009, we recognized an other-than-temporary impairment on two previously impaired structured securities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Realized gains:
Fixed maturities	$1,119	$149	$7,197	$1,738
Other	—	—	175	2

	1,119	149	7,372	1,740

Realized losses:
Fixed maturities, excluding OTTI	(5,167)	(352)	(14,089)	(1,006)
OTTI on fixed maturities	(254)	(11,941)	(12,852)	(54,895)
OTTI on equity maturities	(481)	—	(481)	—
Other	—	3	—	(273)

	(5,902)	(12,290)	(27,422)	(56,174)

Net realized losses	$(4,783)	$(12,141)	$(20,050)	$(54,434)

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income:

	Three months ended September 30,	Nine months ended September 30,
	2009	2009
	(in thousands)
Balance, beginning of period	$3,898	$390
Credit related impairments recognized in current period earnings on securities:
With credit related impairments previously recognized	108	108
With credit related impairments not previously recognized	—	3,508

Cumulative credit related impairments as of September 30, 2009	$4,006	$4,006

        In addition, during the three and nine month periods ended September 30, 2009, we recognized other-than-temporary impairments of approximately $0.6 million and $1.7 million, respectively, on securities for which the impairment was not split between earnings and other comprehensive income.

5. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments, equity securities and interest rate swaps at fair value in our consolidated financial statements. These fair value disclosures consist of information regarding the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

valuation of these financial instruments, followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10.

        We applied the provisions of ASC 820-10 prospectively to financial instruments that we record at fair value. Our adoption did not have an impact on opening retained earnings.

  Fair Value Disclosures

        The following section applies the ASC 820-10 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3.

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

        Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the Level 3 fair values. Level 3 fair values represent our best estimate of an amount that we could realize in a current market exchange absent actual market exchanges.

        The following table presents our assets and liabilities that are carried at fair value by hierarchy levels, as of September 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$969,839	$—	$966,971	$2,868
Equity securities	9	—	—	9

Total assets	$969,848	$—	$966,971	$2,877

Liabilities:
Interest rate swaps	$16,821	$—	$16,821	$—

        In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls baed upon the lowest level input that is significant to the determination of the fair value.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

  Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities under the "exit price" notion of ASC 820-10 reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. We determine the fair value of our financial assets and liabilities based upon quoted market prices where available. Fair values of our interest rate swap liabilities reflect adjustments for counterparty credit quality, our credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

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

  Interest rate swaps

        We report interest rate swaps in other liabilities on our consolidated balance sheets at fair value. Their fair value is based on the present value of cash flows as determined by the LIBOR forward rate curve and credit spreads, including our own credit.

        We have classified interest rate swaps as Level 2. We have determined their valuations using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2008	$3,944	$490	$4,434
Net purchases and sales	(157)	—	(157)
Net transfers in/(out)	(464)	—	(464)
Unrealized losses included in AOCL(1),(2)	7	—	7

Fair value as of March 31, 2009	3,330	490	3,820
Net purchases and sales	(57)	—	(57)
Net transfers in/(out)	(95)	—	(95)
Unrealized losses included in AOCL(1),(2)	(710)	—	(710)

Fair value as of June 30, 2009	2,468	490	2,958
Net purchases and sales	(72)	—	(72)
Net transfers in/(out)	—	—	—
Realized loss	—	(481)	(481)
Unrealized gains included in AOCL(1),(2)	472	—	472

Fair value as of September 30, 2009	$2,868	$9	$2,877

(1)
AOCL: Accumulated other comprehensive loss

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

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

        At September 30, 2009 and 2008, we allocated earnings between common and participating preferred stock as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income attributable to common stock	$56,627	$38,896	$48,864	$25,003
Undistributed income allocated to participating preferred stock	3,119	9,916	2,668	6,177

Net income	$59,746	$48,812	$51,532	$31,180

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $125 million of shares of our common stock. Through September 30, 2009, we had repurchased 10.8 million shares of our common stock for an aggregate amount of $106.4 million, under these programs. Subsequent to quarter end, through October 27, 2009, we repurchased an additional 0.4 million shares for $3.5 million. As of October 27, 2009, we have $15.1 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the nine months ended September 30,
	2009			2008
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	7,194,387	$77,605	$10.79	285,545	$4,258	$14.91
Shares repurchased	4,390,057	37,350	8.51	4,715,885	53,400	11.32
Shares distributed in the form of employee bonuses	(356,164)	(3,849)	10.80	(119,312)	(1,474)	12.36

Treasury stock, end of period	11,228,280	$111,106	$9.90	4,882,118	$56,184	$11.51

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Net unrealized gains (losses) on investments	$24,073	$(42,685)
Gross unrealized OTTI	(24,928)	—
Deferred acquisition cost adjustment	—	6,617
Foreign currency translation gains	156	332
Fair value of cash flow swap on debt	(16,821)	(20,298)
Deferred income taxes	6,132	19,612

Total accumulated other comprehensive loss	$(11,388)	$(36,422)

        The components of other comprehensive gain (loss), and the related tax effects for each component are as follows:

	Three months ended September 30, 2009
	2009			2008
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain (loss) arising during the period (net of deferred acquisition costs)	$29,113	$10,190	$18,923	$(35,865)	$(12,552)	$(23,313)
Reclassification adjustment for (losses) gains included in net income	(4,783)	(1,674)	(3,109)	12,141	4,249	7,892

Net unrealized gain (loss)	24,330	8,516	15,814	(23,724)	(8,303)	(15,421)
Cash flow hedge	(1,749)	(612)	(1,137)	(2,271)	(795)	(1,476)
Foreign currency translation adjustment	(5)	(2)	(3)	(39)	(14)	(25)

Other comprehensive gain/(loss)	$22,576	$7,902	$14,674	$(26,034)	$(9,112)	$(16,922)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Nine months ended September 30, 2009
	2009			2008
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain (loss) arising during the period (net of deferred acquisition costs)	$55,263	$19,342	$35,921	$(88,284)	$(30,899)	$(57,385)
Reclassification adjustment for (losses) gains included in net income	(20,050)	(7,017)	(13,033)	54,434	19,052	35,382

Net unrealized gain (loss)	35,213	12,325	22,888	(33,850)	(11,847)	(22,003)
Cash flow hedge	3,477	1,217	2,260	(2,445)	(856)	(1,589)
Foreign currency translation adjustment	(176)	(62)	(114)	(69)	(24)	(45)

Other comprehensive gain/(loss)	$38,514	$13,480	$25,034	$(36,364)	$(12,727)	$(23,637)

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in note 9—Stock-Based Compensation to the financial statements in our annual report on Form 10-K for the year ended December 31, 2008.

  Stock Option Awards

        Beginning January 1, 2006, we adopted provisions of Compensation-Stock Compensation Topic, ASC 718-10 on share-based payments using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period. We elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures.

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2009	2008 and Prior
Risk free interest rates	1.28% – 4.01%	1.33% – 3.15%
Dividend yields	0.0%	0.0%
Expected volatility	40.61% – 55.63%	35.60% – 49.31
Expected lives of options (in years)	3.5 – 3.8	3.5 – 5.0

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        The weighted-average grant-date fair value was $3.92 for options granted during the first nine months of 2009 and was $2.82 for options granted during the first nine months of 2008.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the nine months ended September 30, 2009 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2009	5,640	$14.85
Granted	1,039	10.03
Exercised	(497)	3.19
Forfeited or expired	(650)	17.22

Outstanding, September 30, 2009	5,532	$14.71
Exercisable, September 30, 2009	3,076	$13.72

        The total intrinsic value of options exercised during the first nine months of 2009 was $2.9 million and the total intrinsic value of options exercised during the first nine months of 2008 was $3.5 million. As of September 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $11.2 million, which we expect to recognize over a weighted average period of 1.1 years.

        We received proceeds of $1.6 million from the exercise of stock options during the first nine months of 2009 and proceeds of $1.4 million from the exercise of stock options during first nine months of 2008. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $2.6 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2009 and $1.7 million for the nine months ended September 30, 2008.

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

	Nine Months Ended September 30, 2009
Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	471	$18.89
Granted	397	10.29
Vested	(95)	15.45
Forfeited	(94)	18.18

Non-vested at end of period	679	$14.44

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2009 was $0.8 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2008 was $1.0 million.

        During 2009, the Board of Directors approved a performance share award program for our officers. The performance shares are structured such that target shares with a three-year cliff vesting period are awarded. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 373 thousand performance shares to officers during 2009. On a year-to-date basis, related compensation cost of $0.9 million has been recognized in other operating costs and expenses.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. MEDICARE PART D

        At September 30, 2009 and December 31, 2008, the balances due from CMS for the 2006 through 2009 Plan years were $245.9 million and $640.9 million, respectively. The following table provides balances due from (to) CMS by Plan year:

	September 30, 2009			December 31, 2008
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS(3)	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS(3)
	(in thousands)
2009	$(345,018)	$6,870	$(338,148)	$—	$—	$—
2008(3)	533,317	13,145	546,462	528,993	16,551	545,544
2007(4)	20,937	12,273	33,210	85,909	16,917	102,826
2006	3,079	1,334	4,413	(5,609)	(1,815)	(7,424)

Total due from CMS	$212,315	$33,622	$245,937	$609,293	$31,653	$640,946

(1)
Amounts reported in CMS contract deposit receivables in the consolidated balance sheets.

(2)
Amounts reported in Due and unpaid premiums in the consolidated balance sheets.

(3)
We expect to collect the amount due from CMS for the 2008 Plan year during the fourth quarter of 2009.

(4)
For the 2007 Plan year, reconciliation data was received from CMS and amounts were preliminarily settled during the fourth quarter of 2008. Subsequent to this preliminary settlement, the Company requested a partial reopening of the 2007 Plan year and received an $80 million payment on January 2, 2009 as part of this request.

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under our credit facility described in note 14—Loan Payable in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to the swap agreement with Citibank, we agreed to swap our floating rate interest payment based on the three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. Pursuant to the swap agreement with Calyon, we agreed to swap our floating rate interest payment based on the three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The swap agreements provide a hedge against variability in interest payments on the a combined $250 million amount of the variable rate term loans under our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

these swaps was a $16.8 million liability at September 30, 2009 and a $20.3 million liability at December 31, 2008. We have reflected this fair value in other liabilities. In connection with the transaction executed with Citibank, N.A. we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $8.3 million as of September 30, 2009 and $9.3 million as of December 31, 2008. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

12. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a shareholder derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The court granted this motion, and the plaintiff has appealed the dismissal. On December 26, 2008, the plaintiff filed its appeal brief, the defendants filed their responsive brief on February 26, 2009, and the plaintiff filed its reply brief on March 9, 2009. Oral argument on the appeal took place on October 6, 2009. The matter has been fully submitted to the appellate court, and the parties are awaiting a ruling.

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

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In July 2009, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to our marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. We are cooperating with HHS-OIG and responding to the subpoena.

13. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescriba RxSM PDPs and Caremark, for which it receives fees and other remuneration from our Prescriba RxSM PDPs and Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets. Our investment in PDMS was $0.2 million at September 30, 2009 and $6.9 million at December 31, 2008. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $0.1 million and $51.8 million for the nine months ended September 30, 2009 and 2008, respectively. PDMS made distributions to its owners aggregating $13.6 million and $81.0 million during the nine months ended September 30, 2009 and 2008, respectively. Our share of those distributions was $6.8 million and $40.5 million, respectively.

        The condensed financial information for 100% of PDMS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Total revenue	$29	$41,458	$246	$105,901
Total expenses	18	562	24	2,339

Net income	$11	$40,896	$222	$103,562

        On February 13, 2008, the Company and Caremark announced that the strategic alliance would end as of December 31, 2008, subject to regulatory approval. On July 31, 2008, PDMS received approval from the Centers for Medicare and Medicaid Services (CMS) of the Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan (PDP) Line of Business. As such, effective

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. UNCONSOLIDATED SUBSIDIARY (Continued)

January 1, 2009, PDMS no longer manages the strategic alliance and does not earn revenue or incur expenses related to the 2009 PDP year. PDMS will continue to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. Upon dissolution of PDMS, which is expected in the fourth quarter of 2009 following the run-out of prior year PDP claims, the economic interest of PDMS will be split equally between the Company and Caremark to match the 50% voting and ownership rights held by each entity.

14. BUSINESS SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended September 30,
	2009		2008
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$660,809	$45,686	$615,544	$44,077
Medicare Part D	409,292	53,233	397,952	49,196
Traditional Insurance	79,398	3,659	111,175	3,099
Senior Administrative Services	10,158	1,410	20,823	5,034
Corporate	92	(11,483)	560	(12,125)
Intersegment revenues	(5,256)	—	(15,466)	—
Adjustments to segment amounts:
Net realized losses(1)	(4,783)	(4,783)	(12,141)	(12,141)
Equity in earnings of unconsolidated subsidiary(2)	(5)	—	(20,448)	—

Total	$1,149,705	$87,722	$1,097,999	$77,140

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. BUSINESS SEGMENT INFORMATION (Continued)

	Nine months ended September 30,
	2009		2008
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,968,276	$120,893	$1,805,412	$77,813
Medicare Part D	1,531,698	30,965	1,498,128	30,210
Traditional Insurance	266,043	(22,238)	346,751	6,268
Senior Administrative Services	32,319	7,121	65,537	17,442
Corporate	526	(41,542)	2,664	(26,911)
Intersegment revenues	(21,722)	—	(47,453)	—
Adjustments to segment amounts:
Net realized losses(1)	(20,050)	(20,050)	(54,434)	(54,434)
Equity in earnings of unconsolidated subsidiary(2)	(111)	—	(51,781)	—

Total	$3,756,979	$75,149	$3,564,824	$50,388

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

(2)
We report the equity in the earnings of unconsolidated subsidiary as revenue for our Medicare Part D segment as the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we included this amount as a separate line following income from continuing operations.

15. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 31.9% for the third quarter of 2009, and 36.7% for the third quarter of 2008. For the nine months ended September 30, 2009, our effective tax rate was 31.4%, compared with 38.1% for the same period of 2008. The decline in the effective rate for the three and nine month periods ended September 30, 2009 is due to the recording of $5.0 million of non-recurring tax benefits during the third quarter of 2009. These benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006.

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we completed the closing of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. In accordance with Financial Services-Insurance Topic. ASC 944, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the GAAP basis liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OTHER DISCLOSURES (Continued)

$22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

        On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer.

        Restructuring Charges:    We have undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. In 2009, we engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts have taken on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our health Plan business, workforce reduction and consolidation of facilities. We anticipate that this plan will be substantially complete by the end of 2009.

        We incurred total restructuring charges of $4.7 million during the quarter ended June 30, 2009. These charges are included in restructuring costs in our Consolidated Statements of Operations for the nine month period ended September 30, 2009. A summary of our restructuring liability balance and restructuring activity for 2009 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	September 30, Balance
	(in thousands)
2009
Contract termination costs	Medicare Advantage	$—	$3,500	$(3,500)	$—	$—
Workforce reduction	Traditional	—	608	(360)	—	248
Facility consolidation	Traditional	—	619	—	(57)	562

Total		$—	$4,727	$(3,860)	$(57)	$810

        Agent Balances:    In late 2006 we began recruiting career managers to develop offices for distribution of our products. We have opened a significant number of new "expansion" offices since then. The Company has advanced much of the cost of the development of these new offices; however, these costs are the responsibility of the manager of the individual office, to be repaid from future profits of the office.

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

15. OTHER DISCLOSURES (Continued)

markets to enable the migration of their PFFS membership to the new PPO products. Our PFFS membership is dispersed and our distribution was developed to have a presence in these areas.

        We have considered the impact of these and other changes (the reinsurance of the Life and Annuity business and the overall cost savings initiatives associated with the 2010 bids) on our distribution. During the second quarter of 2009, we performed a review of our career offices. This review consisted of determining whether the office was in a "core" market, the level of expenses being incurred by the office, the level of in-force commission and the anticipated production. As a result of this review, we have identified a significant number of offices to be closed or restructured. We increased our reserve for agent balances by approximately $6.3 million in the second quarter of 2009 to provide for the amounts that we anticipate will not be collectible.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of September 30, 2009, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        In connection with the termination of our strategic alliance with CVS/Caremark on December 31, 2008, the agreement to reinsure the Prescription PathwaySM PDPs sponsored by our subsidiaries on a 50% coinsurance funds withheld basis to PharmaCare Re ended. Net premiums under this agreement in the third quarter of 2008 amounted to $47.8 million. For the nine months ended September 30, 2008, net premiums, net of reinsurance, under this agreement was $219.0 million.

        On July 1, 2008, the agreement to provide an insured drug benefit for the employees of the State of Connecticut and to reinsure the risk with PharmaCare Re under a 100% quota-share contract was not renewed. Direct and ceded premium under this agreement in the third quarter of 2008 amounted to $0.1 million. For the nine months ended September 30, 2008, direct and ceded premium under this agreement was $172.0 million.

        Supplemental Cash Flow Information:    Supplemental cash flow information for non-cash financing activities is as follows:

	Nine months ended September 30,
	2009	2008
	(in thousands)
Supplemental cash flow information for non-cash financing activities:
Return of common stock in connection with MemberHealth acquisition	$—	$(34,541)

        Statutory Financial Data:    Effective for the quarter ended September 30, 2009, the National Association of Insurance Commissioners, known as the NAIC, is requiring adoption of SSAP No. 43R, Loan-backed and Structured Securities, SSAP 43R supersedes SSAP 98, which amended SSAP 43. SSAP

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OTHER DISCLOSURES (Continued)

43R establishes statutory accounting principles for evaluating and recording other-than-temporary impairments on investments in loan-backed and structured securities.

        SSAP 43R effectively changed the impairment trigger for loan-backed and structures securities from an undiscounted cash flow test to a discounted cash flow test. In addition, SSAP 43R changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a discounted cash flow basis. We adopted SSAP 43R effective for September 30, 2009, as required. For the quarter ended September 30, 2009, we recognized an additional $50.9 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis, all related to the current quarter. Of this amount, $50.1 million related to securities with an NAIC rating of 6, which were, therefore, already marked to the lower of cost or market for statutory reporting purposes. Accordingly, the implementation of SSAP 43R reduced surplus by $0.8 million at September 30, 2009.

        Prior Plan Year Settlements and Adjustments Under Stand-alone Medicare Part D Plans and MA-PD:    The Medicare Part D prescription drug benefit program is detail oriented and relatively complex. The amount due to or from CMS consists of low-income cost subsidy, catastrophic reinsurance and the risk corridor adjustment. These amounts are affected by: membership; risk scores; prescription drug events ("PDEs") and rebates. Approximately 9 months after the close of the annual Plan year (December 31st) CMS completes its reconciliation of membership and PDEs and provides the information needed to finalize the accounting for these items to each Plan. See note 10 of this Quarterly Report on Form 10-Q for a summary of amounts due to or from CMS.

        For our stand-alone Part D Plans, retroactive risk score adjustments and Plan year settlements for the 2008 Plan year were received in the third quarter of 2009. Net premiums for the nine months ended September 30, 2009 included retroactive adjustments related to prior Plan years, which increased total revenue by approximately $13.9 million (net of the impact of government risk corridor). These adjustments were comprised of $9.2 million in risk adjustment revenue related to our 2008 membership and $4.7 million related to the final CMS PDE reconciliations for prior Plan years. For the 2007 Plan year, we received retroactive risk score adjustments and Plan year settlements in the third quarter of 2008. Net premiums for the nine months ended September 30, 2008 included retroactive adjustments which reduced total revenue by approximately $4.6 million (net of the impact of government risk corridor). These adjustments were comprised of $0.8 million related to risk adjustment revenue for our 2007 membership and $3.8 million related to the final CMS PDE reconciliation for the 2007 Plan year.

        The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage Plans is similar to Medicare Part D Plans with the two exceptions: 1) PFFS Plans are ineligible for aggregate risk corridor payments; and 2) prospective monthly catastrophic reinsurance payments to PFFS Plans are based on CMS estimated average reinsurance payments to other MA-PD Plans for their Part D coverage. In the third quarter of 2009, for MA-PD, we received a retroactive risk score adjustment for the 2008 Plan year that increased revenues by $0.6 million (net of risk corridor). In the third quarter of 2008, we received a retroactive risk score adjustment for the 2007 Plan year that increased revenues by $0.3 million (net of risk corridor). In the third quarters of 2009 and 2008, we received notification from CMS of an adjustment to our catastrophic reinsurance payment for the Part D coverage within our PFFS Plans for the prior Plan year that lowered the payment by $6.4 million and $4.5 million, respectively.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2009 and our results of operations for the three and nine months ended September 30, 2009 and 2008. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant Third Quarter Items

  •
  Revenue increased 5% to $1.1 billion, compared to the third quarter of 2008.

  •
  Pre-tax earnings increased $10.6 million to $87.7 million from the third quarter of 2008.

  •
  Membership in our network-based Plans increased 17% year-over-year, including 38% growth in our HMO expansion markets in Oklahoma, Wisconsin and Dallas, TX. This offset a 6% decline in PFFS membership due to lapsation.

  •
  Net retained Part D membership increased 125,000 from the third quarter of 2008.

  •
  Recorded a charge of $0.7 million for the other-than-temporary impairment of investment securities, well below the $11.9 million recorded in the third quarter of 2008.

  •
  Recorded $5.0 million tax benefit related to non-recurring items.

  •
  Third quarter diluted earnings per share of $0.74.

  •
  Repurchased 0.8 million of our shares at a cost of $7.5 million.

  •
  One or both of our Part D Plans bid under the benchmark in 30 of the 34 regions. We maintained all of our current auto-assigned regions and added three new regions. As a result, CMS has estimated that we will receive approximately 149,000 additional dual-eligible members in 2010.

Membership

        The following table presents our membership in Medicare Advantage and Part D products as of September 30, 2009 and 2008.

	As of September 30,
Membership by Segment	2009	2008
	(in thousands)
Medicare Advantage
PFFS	177	188
Network-based (HMO and PPO)	64	55

Total Medicare Advantage	241	243

Part D
CCRx	1,263	1,309
PRx(1)	435	264

Total Part D	1,698	1,573

Total Membership	1,939	1,816

(1)
2008 amount represents estimated net retained membership for our Prescription PathwaySM PDP, which was succeeded in 2009 by Prescriba RxSM (PRx). While membership in PRx is 100% retained by us, Prescription PathwaySM was operated in connection with a 50% joint venture partner. Actual membership at September 30, 2008 was 527,000.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$45,686	$44,077	$120,893	$77,813
Medicare Part D(1)	53,233	49,196	30,965	30,210
Traditional Insurance(1)	3,659	3,099	(22,238)	6,268
Senior Administrative Services(1)	1,410	5,034	7,121	17,442
Corporate(1)	(11,483)	(12,125)	(41,542)	(26,911)
Net realized losses on investments(1)	(4,783)	(12,141)	(20,050)	(54,434)

Income before provision for income taxes(1)	87,722	77,140	75,149	50,388
Provision for income taxes	27,976	28,328	23,617	19,208

Net income	$59,746	$48,812	$51,532	$31,180

Earnings per common share (diluted)	$0.74	$0.56	$0.63	$0.35

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

  Three months ended September 30, 2009 and 2008

        Net income for the three months ended September 30, 2009 was $59.7 million, or $0.74 per diluted share, compared to net income of $48.8 million, or $0.56 per diluted share for the three months ended September 30, 2008. The net income for the third quarter of 2009 includes realized investment losses, net of taxes, of $3.1 million, or $0.04 per diluted share, of which $0.5 million relates to the recognition of other-than-temporary impairments on investments. Net income for the third quarter of 2008 includes realized investment losses, net of taxes, of $7.9 million, or $0.09 per diluted share, related primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 31.9% for the third quarter of 2009, and 36.7% for the third quarter of 2008. The decline in the effective rate for the quarter ended September 30, 2009 is due to the recording of $5.0 million of non-recurring tax benefits during the third quarter of 2009. These benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006. Absent these non-recurring benefits, the effective rate would have been 37.6% for the third quarter of 2009.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $45.7 million for the three months ended September 30, 2009, an increase of $1.6 million compared to the three months ended September 30, 2008. The increase in earnings was driven primarily by lower expenses and higher investment income partially offset by lower medical operating income. The lower medical operating income was driven primarily by a decline in net positive prior period items, including CMS reconciliations and reserve development of $11.7 million in 2009 as compared to $20.4 million in 2008.

        Our Medicare Part D segment income for the third quarter of 2009, increased by $4.0 million versus the comparable period in 2008. These results reflect an increase of $8.5 million related to net positive prior period items, including CMS reconciliations and reserve development of $5.9 million in 2009 as compared to net negative prior period items of $2.6 million in 2008. Excluding these items, premium growth and improved benefit and expense ratios substantially offset the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability that was recorded in connection with the MemberHealth acquisition (described in the Annual Report on Form 10-K for the year ended December 31, 2008).

        Our Traditional Insurance segment income increased by $0.6 million compared to the three months ended September 30, 2008. The increase to segment income was primarily due to a decrease in commissions and general expenses, net of allowances. This reduction in expenses was partially offset by the decrease in net premiums, benefits expense, and investment income related to the lower level of business in-force.

        Segment income before taxes for our Senior Administrative Services segment declined by $3.6 million, or 72%, to $1.4 million for the third quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        The loss from our Corporate segment decreased by $0.6 million, or 5%, for the third quarter of 2009 compared to the third quarter of 2008. This was due primarily to lower borrowing costs and slightly lower general expenses, partially offset by higher stock- based compensation costs for equity awards to employees and directors.

  Nine months ended September 30, 2009 and 2008

        Net income for the nine months ended September 30, 2009 was $51.5 million, or $0.63 per diluted share, compared to net income of $31.2 million, or $0.35 per diluted share for the nine months ended September 30, 2008. The net loss for the first nine months of 2009 includes realized investment losses, net of taxes, of $13.0 million, or $0.16 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. Net income for the first nine months of 2008 includes realized investment losses, net of taxes, of $35.4 million, or $0.40 per diluted share, also related primarily to the recognition of other-than-temporary impairments on investments. For the nine months ended September 30, 2009, our effective tax rate was 31.4%, compared with 38.1% for the same period of 2008. The decline in the effective rate for the nine months ended September 30, 2009 is due to the recording of $5.0 million of non-recurring tax benefits during the third quarter of 2009. These benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006. Absent these non-recurring benefits, the effective rate would have been 38.0% for the nine months ended September 30, 2009.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $120.9 million for the nine months ended September 30, 2009, an increase of $43.1 million compared to the nine months ended September 30, 2008. The increase in earnings was driven by higher medical operating income generated by an improvement in the medical benefit ratio of 100 basis points and higher net investment income, partially offset by the restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets. The improvement in the medical benefit ratio is due primarily to higher premium per member related to improvements in the risk scoring process and changes in our membership mix, partially offset by a decline in net positive prior year items, including CMS reconciliations and reserve development; $22.9 million in 2009 as compared to $32.5 million in 2008.

        Our Medicare Part D segment income for the nine months ended September 30, 2009 increased by $0.8 million versus the comparable period in 2008. These results reflect an increase of $6.0 million related to net positive prior period items, including CMS reconciliations and reserve development of $3.4 million in 2009 as compared to net negative prior period items of $2.6 million in 2008. Excluding these items, premium growth and improved benefit and expense ratios substantially offset the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability.

        Our Traditional Insurance segment income decreased by $28.5 million compared to the nine months ended September 30, 2008. The reinsurance transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $26.4 million decrease in net investment income caused by lower average yields and a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above.

        Segment income before taxes for our Senior Administrative Services segment declined by $10.3 million, or 59%, to $7.1 million for the nine months ended September 30, 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $14.6 million, or 54%, for the nine months ended September 30, 2009 compared to the same period of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net premiums	$654,246	$610,734	$1,949,117	$1,791,862
Net investment and other income	6,563	4,810	19,159	13,550

Total revenue	660,809	615,544	1,968,276	1,805,412

Medical expenses	535,834	488,136	1,604,721	1,493,222
Amortization of intangible assets	1,146	1,014	3,438	3,042
Restructuring costs	—	—	3,500	—
Commissions and general expenses	78,143	82,317	235,724	231,335

Total benefits, claims and other deductions	615,123	571,467	1,847,383	1,727,599

Segment income before taxes	$45,686	$44,077	$120,893	$77,813

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, which offers coverage to Medicare beneficiaries in approximately 3,100 counties across 45 states and our Medicare coordinated care Plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries in 17 counties in Texas, primarily in Southeastern Texas, 22 counties in Oklahoma (includes Special Needs Plans) and 4 counties in Wisconsin. The PPO Plans currently offer coverage in 52 counties in 9 states. As of September 30, 2009, we have received approval from CMS to offer PPO Plans in 126 counties in 17 states for the 2010 Plan year. Marketing for all our MA Plans began on October 1, 2009. These businesses provide managed care for seniors under contracts with CMS.

        Membership.    For a discussion of the accounting for Medicare Advantage policies, see note 2 of the notes to the consolidated financial statements in this quarterly report on Form 10-Q. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for the member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we believe that any change from the amounts reported as of September 30, 2009 is likely to be immaterial.

  Three months ended September 30, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $45.7 million for the three months ended September 30, 2009, an increase of $1.6 million compared to the three months ended September 30, 2008. The increase in earnings was driven primarily by lower expenses and higher investment income partially offset by lower medical operating income. The lower medical operating income was driven primarily by a decline in net positive prior period items, including CMS reconciliations and reserve development of $11.7 million in 2009 as compared to $20.4 million in 2008.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $43.5 million compared to the three months ended September 30, 2008, primarily due to increased member premium rates, growth in HMO membership and net premium generated by our new PPO markets. Total member months in our Medicare Advantage Plans for the three months ended September 30, 2009 were down slightly from prior year with gains in membership in our HMO Plans being offset by lapses in our PFFS Plans. In addition, net investment income increased due to higher investment levels, partially offset by lower yields.

        Benefits, Claims and Expenses.    Medical expenses increased by $47.7 million compared to the third quarter of 2008, consistent with the higher level of earned premium. The Medicare Advantage medical benefit ratio increased to 81.9% for the third quarter of 2009 from 79.9% for the same period in 2008 primarily as a result of the decline in net positive prior year development discussed above. The ratio of commissions and general expenses to premiums decreased to 11.9% in the third quarter of 2009 from 13.5% in third quarter of 2008 primarily due to increased efficiencies.

  Nine months ended September 30, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $120.9 million for the nine months ended September 30, 2009, an increase of $43.1 million compared to the nine months ended September 30, 2008. The increase in earnings was driven by higher medical operating income generated by an improvement in the medical benefit ratio of 100 basis points and higher net investment income, partially offset by the restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets. The improvement in the medical benefit ratio is due primarily to higher premium per member related to improvements in the risk scoring process and changes in our membership mix, partially offset by a decline in net positive prior year items, including CMS reconciliations and reserve development; $22.9 million in 2009 as compared to $32.5 million in 2008.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $157.3 million compared to the nine months ended September 30, 2008, primarily due to premium growth resulting from an increase in overall premium rates per member, growth in HMO membership and net premium generated by our new PPO markets. Total member months in our Medicare Advantage Plans for the nine months ended September 30, 2009 were down slightly from prior year with gains in membership in our HMO Plans being offset by lapses in our PFFS Plans. In addition, net investment income increased due to higher investment levels, partially offset by lower yields.

        Benefits, Claims and Expenses.    Medical expenses increased by $111.5 million compared to the nine months ended September 30, 2008, consistent with the higher level of earned premium. The Medicare Advantage medical benefit ratio decreased to 82.3% for the nine months ended September 30, 2009 from 83.3% for the same period in 2008, primarily as a result of the items discussed above. In the second quarter of 2009 we recorded a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our health Plan business. Commissions and general expenses increased by $4.4 million compared to the first nine months of 2008 primarily as the result of an increase in expenses to support the continued investment in the development of provider networks for our expansion PPO markets. However, the ratio of commissions and general expenses to premiums decreased to 12.1% for the nine months ended September 30, 2009 from 12.9% in 2008 primarily due to increased efficiencies.

Segment Results—Medicare Part D

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Direct and assumed premiums	$513,819	$516,453	$1,522,093	$1,570,611
Risk corridor adjustment/government reinsurance	(103,508)	(91,784)	8,175	91,140

Direct and assumed premiums after risk corridor adjustment	410,311	424,669	1,530,268	1,661,751
Ceded premiums	(1,877)	(51,869)	(1,589)	(231,283)

Net premiums	408,434	372,800	1,528,679	1,430,468
Other Part D income—PDMS	5	20,448	111	51,781

Total Part D revenue	408,439	393,248	1,528,790	1,482,249
Net investment and other income	853	4,704	2,908	15,879

Total revenue	409,292	397,952	1,531,698	1,498,128

Pharmacy benefits	308,039	292,887	1,347,031	1,292,481
Amortization of intangibles	4,012	4,012	12,035	12,011
Commissions and general expenses	44,008	51,857	141,667	163,426

Total benefits, claims and other deductions	356,059	348,756	1,500,733	1,467,918

Segment income before taxes	$53,233	$49,196	$30,965	$30,210

        Reported results for our Medicare Part D business are subject to anticipated seasonality during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. Consequently, this business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        For a discussion of the accounting for Part D see note 2 of the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Our revenues and claims expense are based on earned premiums and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of September 30, 2009 is likely to be material.

        Other Part D income—PDMS represents our equity in the earnings of PDMS. We report this as revenue for segment reporting purposes because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in note 14 of the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Our strategic alliance with CVS/Caremark was terminated effective December 31, 2008. Upon termination of this strategic alliance, CVS/Caremark and Universal American were each assigned responsibility for the drug benefit of specific Prescription Pathway's Plan members in a manner to achieve an approximately equal distribution of the value of business that had been generated by the strategic alliance. Universal

American has continued to operate PDPs derived from this business under the name PrescribaRx. Effective January 1, 2009, PDMS no longer manages the strategic alliance and does not earn revenue or incur expenses related to the 2009 Medicare PDP year.

        In 2008, the Prescription Pathway business was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark, and we retained a 50% share in that business. There is no reinsurance for the PrescribaRx business in 2009, and therefore we retain 100%.

  Three months ended September 30, 2009 and 2008

        Our Medicare Part D segment income for the third quarter of 2009, increased by $4.0 million versus the comparable period in 2008. These results reflect an increase of $8.5 million related to net positive prior period items, including CMS reconciliations and reserve development of $5.9 million in 2009 as compared to net negative prior period items of $2.6 million in 2008. Excluding these items, premium growth and improved benefit and expense ratios substantially offset the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability that was recorded in connection with the MemberHealth acquisition (described in the Annual Report on Form 10-K for the year ended December 31, 2008).

        Membership.    At September 30, 2009, total membership for Medicare Part D, based on enrollment information provided by CMS, was approximately 1,698,000 members, an increase of 125,000 members, or 7.9%, compared to net retained membership of 1,573,000 members at September 30, 2008. Net retained membership at September 30, 2008 excludes members that were reinsured to CVS/Caremark. The increase in membership is principally attributable to growth from open enrollment and dual eligible members automatically assigned to our Plans in 2009.

        Revenues.    Net premiums for the third quarter of 2009 increased by $35.6 million, or 10% versus the comparable period in 2008. The increase in net premiums was primarily attributable to an increase in net retained membership of 125,000 members, offset by an increase in the government risk corridor adjustment. Net premiums for the third quarter of 2009 included adjustments related to prior Plan years, which increased total revenue by approximately $13.9 million (net of the impact of the government risk corridor). These adjustments were comprised of $9.2 million in risk adjustment revenue related to our 2008 membership (see note 15 of the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and $4.7 million related to the final CMS PDE reconciliations for prior Plan years. Net premiums for the third quarter of 2008 included adjustments which reduced total revenue by approximately $4.6 million (net of the impact of the government risk corridor). These adjustments were comprised of $0.8 million related to risk adjustment revenue for our 2007 membership and $3.8 million related to the final CMS PDE reconciliation for the 2007 Plan year. In addition, net premiums for the third quarter of 2008 included $9.8 million in amortization of the below market contract liability.

        Other Part D income—PDMS for the third quarter of 2009 decreased by $20.4 million versus the third quarter of 2008, as a result of the termination of our strategic alliance with CVS/Caremark. Net investment and other income decreased by $3.9 million principally as a result of a decrease in revenue earned by MemberHealth for third party services performed in 2008 that were discontinued in 2009.

        Benefits, Claims and Expenses.    Pharmacy benefits for the third quarter of 2009 increased by $15.2 million, or 5%, compared to the third quarter of 2008. The ratio of incurred prescription drug benefits to net premiums was 75.4% and 78.6% for the third quarters of 2009 and 2008, respectively. The improvement in pharmacy benefits is attributable to more competitive network rates available through our claims processor, combined with higher rebates that resulted from the consolidation of our Medicare Part D contracts with pharmaceutical manufacturers. In addition, pharmacy benefits for the third quarter of 2009 include $8.0 million in adjustments related to prior periods. These adjustments increased pharmacy benefits and are primarily attributable to co-pay refunds that will be issued to members for the 2008 Plan year, partially offset by rebates earned in prior periods. Pharmacy benefits for the third quarter of 2008 included a $2.0 million reduction related to the final 2007 CMS PDE reconciliation. Commissions and general expenses for the third quarter of 2009 decreased by $7.8 million versus the third quarter of 2008 with the decrease largely attributable to the restructuring of our Medicare Part D call center, other member services and PBM services which began during 2008 and was completed in 2009.

  Nine months ended September 30, 2009 and 2008

        Our Medicare Part D segment income for the nine months ended September 30, 2009 increased by $0.8 million versus the comparable period in 2008. These results reflect an increase of $6.0 million related to net positive prior period items, including CMS reconciliations and reserve development of $3.4 million in 2009 as compared to net negative prior period items of $2.6 million in 2008. Excluding these items, premium growth and improved benefit and expense ratios substantially offset the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability.

        Revenues.    Net premiums for the nine months ended September 30, 2009 increased by $98.2 million, or 7%, versus the comparable period in 2008. The increase in net premiums was primarily attributable to an increase in net retained membership of 125,000 members, offset by a decrease in the government risk corridor adjustment. Net premiums for the nine months ended September 30, 2009 included adjustments related to prior Plan years, which increased total revenue by approximately $13.9 million (net of the impact of government risk corridor). These adjustments were comprised of $9.2 million in risk adjustment revenue related to our 2008 membership (see note 15 of the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and $4.7 million related to the final CMS PDE reconciliations for prior Plan years. Net premiums for the nine months ended September 30, 2008 included adjustments which reduced total revenue by approximately $4.6 million (net of the impact of government risk corridor). These adjustments were comprised of $0.8 million related to risk adjustment revenue for our 2007 membership and $3.8 million related to the final CMS PDE reconciliation for the 2007 Plan year. In addition, net premiums for the nine months ended September 30, 2008 included $29.5 million in amortization of the below market contract liability

        Other Part D income—PDMS for the nine months ended September 30, 2009, decreased by $51.7 million versus the comparable period in 2008, as a result of the termination of our strategic alliance with CVS/Caremark. Net investment and other income decreased by $13.0 million principally as a result of a decrease in revenue earned by MemberHealth for third party services performed in 2008 that were discontinued in 2009.

        Benefits, Claims and Expenses.    Pharmacy benefits for the nine months ended September 30, 2009, increased by $54.6 million, or 4%, compared to the nine months ended September 30, 2008. The ratio of incurred prescription drug benefits to net premium was 88.1% and 90.4% for the nine months ended September 30, 2009 and 2008, respectively. The improvement in the ratio of incurred prescription drug benefits to net premium is attributable to more competitive network rates available through our claims processor, combined with higher rebates that resulted from the consolidation of our Medicare Part D contracts with pharmaceutical manufacturers. In addition, pharmacy benefits for the nine months ended September 30, 2009 include $10.5 million in adjustments related to prior plan years. These adjustments increased pharmacy benefits and are primarily attributable to co-pay refunds that will be issued to members for the 2008 plan year, partially offset by rebates earned in prior periods. Pharmacy benefits for the nine months ended September 30, 2008 included a $2.0 million reduction related to the final 2007 CMS PDE reconciliation. Commissions and general expenses for the nine months ended September 30, 2009 decreased by $21.8 million versus the comparable period in 2008 with the decrease largely attributable to our restructuring of the Medicare Part D call center, other member services and PBM services which began during 2008 and was completed in 2009.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net premiums	$75,541	$96,635	$245,711	$300,423
Net investment income	4,077	14,232	19,030	45,421
Other income	(220)	308	1,302	907

Total revenue	79,398	111,175	266,043	346,751
Policyholder benefits	57,649	77,834	198,972	242,997
Change in deferred acquisition costs	(603)	1,595	7,980	12,394
Amortization of intangible assets	543	796	2,023	2,411
Loss on reinsuance and other related costs	—	—	7,624	—
Restructuring costs	—	—	1,227	—
Commissions and general expenses, net of allowances	18,150	27,851	70,455	82,681

Total benefits, claims and other deductions	75,739	108,076	288,281	340,483

Segment income (loss) before taxes	$3,659	$3,099	$(22,238)	$6,268

  Three months ended September 30, 2009 and 2008

        Our Traditional Insurance segment income increased by $0.6 million compared to the three months ended September 30, 2008. The increase to segment income was primarily due to a decrease in commissions and general expenses, net of allowances. This reduction in expenses was partially offset by the decrease in net premiums, benefits expense, and investment income related to the lower level of business in-force. The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended September 30,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$78,650	$(20,029)	$58,621	$91,007	$(24,116)	$66,891
Specialty health	17,670	(2,736)	14,934	19,740	(3,199)	16,541
Life insurance and annuity	19,114	(17,128)	1,986	19,450	(6,247)	13,203

Total premium	$115,434	$(39,893)	$75,541	$130,197	$(33,562)	$96,635

        Revenues.    Net premium declined by $21.1 million, or 21.8%. This is primarily a result of the reinsurance transaction with Commonwealth which caused life and annuity premium ceded to increase by $10.9 million. The remaining decrease in net premium is primarily due to the continued effect of lapsation of our senior market in-force business. The decrease in net investment income is primarily due to the decrease in invested assets as a result of the reinsurance transaction as well as lower yield on retained assets.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $20.2 million, or 25.9%, compared to the third quarter of 2008. This decline was partially due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net life and annuity benefits retained of

$10.8 million. The remaining decrease of $9.4 million is a result of a decline in the business in force and a decrease in the loss ratios on the senior market products. Individual loss ratios for the three months ended September 30, 2009 were 71.7% for senior market compared with 76.9% for the same period last year, and 97.1% for specialty health, compared with 87.4% for the same period last year. The increase in the Specialty loss ratio was caused by an increase in frequency of long term care claims. The change in deferred acquisition cost decreased $2.2 million or 137.8%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth.

        The following table details the components of commission and general expenses, net of allowances:

	Three months ended September 30,
	2009	2008
	(in thousands)
Commissions	$12,833	$15,313
Other operating costs	14,215	20,030
Reinsurance allowances	(8,898)	(7,492)

Commissions and general expenses, net of allowances	$18,150	$27,851

        Commissions and general expenses, net of allowances, decreased by $9.7 million compared to the third quarter of 2008. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $5.8 million for the quarter ended September 30, 2009, compared to the third quarter of 2008. This is primarily due to the lower levels of business in-force combined with ongoing cost savings realized as a result of the corporate restructuring that had occurred as of June 30, 2009. Allowances received from reinsurers increased $1.4 million for the third quarter of 2009 from the third quarter of 2008, primarily due to an increase in allowances received on life and annuity business reinsured to Commonwealth.

  Nine months ended September 30, 2009 and 2008

        Results for our Traditional Insurance segment decreased by $28.5 million compared to the nine months ended September 30, 2008. The reinsurance transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $26.4 million decrease in net investment income caused by a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above and by lower average yields on retained business.

        The following tables detail premium for the segment by major lines of business:

Premium

	Nine months ended September 30,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$246,524	$(63,782)	$182,742	$285,016	$(76,460)	$208,556
Specialty health	54,897	(8,429)	46,468	232,611	(181,433)	51,178
Life insurance and annuity	57,529	(41,028)	16,501	58,312	(17,623)	40,689

Total premium	$358,950	$(113,239)	$245,711	$575,939	$(275,516)	$300,423

        Revenues.    Net premium declined by $54.7 million, or 18.2% compared to the nine months ended September 30, 2008. As a result of the reinsurance transaction with Commonwealth, life and annuity premium ceded increased by $23.4 million. The remaining decrease is primarily a result of the continued effect of lapsation of our senior market in-force business. The decrease in net investment income is primarily due to the decrease in invested assets as a result of the reinsurance transaction as well as lower yield on retained assets.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $44.0 million, or 18.1%, compared to the nine months ended September 30, 2008. This decline was due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net life and annuity benefits retained of $21.3 million, and a net reduction in senior market product benefits of $23.0 million. The reduction in senior market benefits is mainly a result of a decline in the business in-force. Individual loss ratios for the nine months ended September 30, 2009 were 75.0% for senior market, compared with 76.6% for the same period last year, and 98.4% for specialty health, compared with 89.4% for the same period last year. The increase in the Specialty loss ratio was primarily caused by an increase in frequency of long term care claims. The change in deferred acquisition cost decreased $4.4 million, or 35.6%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth.

        The following table details the components of commission and general expenses, net of allowances:

	Nine months ended September 30,
	2009	2008
	(in thousands)
Commissions	$41,605	$48,045
Other operating costs	52,555	59,559
Reinsurance allowances	(23,705)	(24,923)

Commissions and general expenses, net of allowances	$70,455	$82,681

        Commissions and general expenses, net of allowances, decreased by $12.2 million compared to the nine months ended September 30, 2008. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $7.0 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This is primarily due to the lower levels of business in-force. Allowances received from reinsurers decreased $1.2 million for the nine months ended September 30, 2009 from the nine months ended September 30, 2008, primarily due to the termination of the reinsurance arrangement with PharmaCare Re effective June 30, 2008 partially offset by an increase in allowances received on life and annuity business reinsured to Commonwealth.

Segment Results—Senior Administrative Services

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Affiliated fee revenue
Medicare supplement	$2,943	$4,541	$9,551	$14,919
Part D	—	6,909	—	20,930
Long term care	1,018	756	3,150	1,883
Life insurance	1,159	1,340	4,294	3,081
Other	1,597	1,571	4,913	5,170

Total affiliated revenue	6,717	15,117	21,908	45,983

Unaffiliated fee revenue
Medicare Advantage	868	2,721	2,863	9,935
Medicare supplement	1,234	1,299	3,484	4,176
Long term care	1,146	1,448	3,608	4,445
Non-insurance products	174	198	399	676
Part D	—	—	—	200
Other	19	40	57	122

Total unaffiliated revenue	3,441	5,706	10,411	19,554

Total revenue	10,158	20,823	32,319	65,537

Amortization of present value of future profits	52	92	156	275
General Expenses	8,696	15,697	25,042	47,820

Total expenses	8,748	15,789	25,198	48,095

Segment income before taxes	$1,410	$5,034	$7,121	$17,442

        In 2008, we performed administrative functions for the affiliated Part D line that the affiliated entities perform directly in 2009. We eliminated these fees, together with affiliated revenue, in consolidation.

  Three months ended September 30, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $3.6 million, or 72%, to $1.4 million for the third quarter of 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        Revenue declined by $10.7 million, or 51%, during the third quarter of 2009 compared to the second quarter of 2008. Affiliated service fee revenue decreased by $8.4 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009 as well as a reduction in fee levels and lower policies in-force for our affiliated Medicare supplement business. Unaffiliated service fee revenue decreased by $2.3 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage and long term care business. General expenses for the segment decreased by $7.0 million, or 45%, primarily due to the decline in the business discussed above.

  Nine months ended September 30, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $10.3 million, or 59%, to $7.1 million for the nine months ended September 30, 2009, as compared to the same period of 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        Revenue declined by $33.2 million, or 51%, during the nine months ended September 30, 2009 compared to the same period of 2008. Affiliated service fee revenue decreased by $24.1 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009 as well as a reduction in fee levels and lower policies in-force for our affiliated Medicare supplement business, partially offset by growth in revenues on services performed for affiliated long term care and life insurance business. Unaffiliated service fee revenue decreased by $9.1 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, long term care and Medicare supplement business. General expenses for the segment decreased by $22.8 million, or 48%, primarily due to the decline in the business discussed above.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Interest expense	$4,877	$5,699	$14,942	$17,794
Amortization of capitalized loan origination fees	262	262	786	786
Stock-based compensation expense	1,935	1,541	6,150	4,778
Other parent company expenses, net revenues	4,409	4,623	19,664	3,553

Segment loss before taxes	$11,483	$12,125	$41,542	$26,911

  Three months ended September 30, 2009 and 2008

        The loss from our Corporate segment decreased by $0.6 million, or 5%, for the third quarter of 2009 compared to the third quarter of 2008. This was due primarily to lower borrowing costs and slightly lower general expenses, partially offset by higher stock- based compensation costs for equity awards to employees and directors.

        The decrease in interest expense of $0.8 million is due primarily to a reduction in the interest rates charged on the debt, as compared to the third quarter of 2008. The weighted average interest rate on our loan payable was 3.9% for the third quarter of 2009 compared to 4.6% for the third quarter of 2008. The weighted average interest rate on our other long term debt was 6.0% for the third quarter of 2009 compared to 7.3% for the third quarter of 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation expense of $0.4 million resulted primarily from option and stock awards, in last quarter of 2008 and the first nine months of 2009, to directors, officers and other employees approved by the compensation committee.

        Other parent company expenses, net of revenues, decreased $0.2 million primarily due to decreased staffing and outside service costs partially offset by a $0.6 million decrease in net investment income as a result of lower invested assets at a lower rate.

  Nine months ended September 30, 2009 and 2008

        The loss from our Corporate segment increased by $14.6 million, or 54%, for the nine months ended September 30, 2009 compared to the same period of 2008. This was due primarily to a $6.3 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

        The decrease in interest expense of $2.9 million is due primarily to a reduction in the interest rates charged on the debt, as compared to the same period of 2008. The weighted average interest rate on our loan payable was 4.0% for the first nine months of 2009 compared to 4.6% for the same period of 2008. The weighted average interest rate on our other long term debt was 6.3% for the first nine months of 2009 compared to 7.5% for the same period of` 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation expense of $1.4 million resulted primarily from option and stock awards, in the last quarter of 2008 and the first nine months of 2009, to directors, officers and other employees approved by the compensation committee.

        Other parent company expenses, net of revenues, increased $16.1 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wise cost reduction effort, we recorded a $6.3 million charge to earnings. The remaining variance was primarily due to the release in the first quarter of 2008 of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, compared with a $0.5 million release for similar reasons in the first quarter of 2009 as well as increased staffing and outside service costs. In addition, net investment income decreased $2.4 million as a result of lower invested assets as a lower rate.

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

        Insurance subsidiaries and HMO affiliates—surplus note, Dividends and Capital Contributions.    We require cash at our insurance subsidiaries and HMO affiliates to meet our policy related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used to make dividend payments to American Exchange and from American Exchange to our parent company, subject to certain restrictions.

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

        At September 30, 2009, we held cash and cash equivalents totaling $338 million and fixed maturity securities that could readily be converted to cash with carrying values of $969 million at our insurance companies and HMO affiliates. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        American Exchange made $5.6 million in principal payments on the surplus note during June 2009 resulting in the note being paid in full. Prior to repayment, this note had bore interest at LIBOR plus 250 basis points.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bears interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, at December 31, 2008, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made in the nine months ended September 30, 2009.

        Our parent holding company did not make capital contributions to American Exchange during 2009 and 2008. American Exchange did not make capital contributions to its subsidiaries during the nine months ended September 30, 2009 and made a $7 million capital contribution to its Pyramid subsidiary during the same period ended September 30, 2008. Further, no dividends were declared nor paid to American Exchange from its subsidiaries during the nine month periods ended September 2009 and 2008.

        Capital contributions to and dividends from for our HMO affiliates are made through our managed care holding company, Heritage Health Systems, Inc. ("HHSI"). HHSI made capital contributions totaling $3.1 million to its HMO subsidiaries for the nine months ended September 30, 2009. No dividends were declared nor paid to HHSI from its subsidiaries during the first nine months of 2009. HHSI made no capital contributions and did not receive any dividends during the first nine months of 2008.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver. As of September 30, 2009, $318.0 million was outstanding under the term loan agreement and the interest rate on the term loan portion of the credit facility was 1.07%. $250 million of this $318 million term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see note 11 Derivative Instruments—Cash Flow Hedge and the ensuing paragraph), resulting in a total blended interest rate of 3.93% on the $318.0 million as of September 30, 2009. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $2.6 million and interest payments totaling $6.3 million during the nine months ended September 30, 2009.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first nine months of 2009, we paid a net amount of $4.0 million in association with these swap agreements.

        We formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.51%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $5.5 million during the first nine months of 2009.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage back securities and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2009, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of September 30, 2009, approximately 32% of our portfolio is in cash equivalents, largely in government money market funds, and, in the aggregate, approximately 66% of our portfolio is securities backed by the US government or its agencies.

        The net yields on our cash and invested assets decreased to 3.5% for the nine months ended September 30, 2009, from 4.9% for the nine months ended September 30, 2008.

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

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability in policy and contract claims health for the nine months ended September 30, 2009:

September 30, 2009
(in thousands)
Balance at beginning of year	$729,070
Less reinsurance recoverable	(33,086)

Net balance at beginning of year	695,984

Incurred related to:
Current year	3,137,809
Prior year development	(1,218)

Total incurred	3,136,591

Paid related to:
Current year	2,817,597
Prior year	408,631

Total paid	3,226,228

Change in Part D subsidy liabilities	(106,187)

Net balance at end of period	500,160
Plus reinsurance recoverable	22,210

Balance at end of period	$522,370

        Policy and contract claims—health decreased by $206.7 million from December 31, 2008 to September 30, 2009. This decrease was due primarily to a change in our Part D claims processing that resulted in reducing days' claims payable for Part D claims at September 30, 2009 compared to December 31, 2008. At December 31, 2008, there were 30 days of Part D claims outstanding, which were subsequently settled in January 2009 compared to 12 days of claims outstanding at September 30, 2009, which were subsequently settled in October 2009.

        The Prior Year Development component of Incurred Costs in the table above represents favorable adjustments as a result of prior year claim estimates being settled for amounts less than originally anticipated. These favorable developments occur due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2008 settled during 2009 for $1.2 million less than originally estimated, representing less than 0.1% of the incurred claims recorded through the first nine months of 2009. The majority of the favorable development of 2008 and prior claim reserves resulted from our Senior Managed Care—Medicare Advantage segment.

        Based on our historical experience, it is reasonably likely that our actual trend and completion factors may vary from the factors used in our September 30, 2009 estimates. Any future variances are expected to be within the ranges presented in our sensitivity analysis table.

        Policy and contract claims—health for our Part D business includes payments owed to pharmacies as well as claims reserves. CMS reimburses us for a portion of our Part D claim payments made to the pharmacies through low income cost sharing subsidies and catastrophic reinsurance. We do not recognize claims expense for these subsidies and the related receivables are recorded as CMS contract deposits in our consolidated balance sheets. The amounts owed to pharmacies for which we will be reimbursed included in Policy and contract claims—health amounted to $122.3 million at September 30, 2009 and $228.5 million at December 31, 2008. The decrease in these liabilities is primarily attributable to the reduction in days claims payable that resulted from the change in our Part D claims processing noted above.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2009 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
(S in thousands)
-3%	$1,571	-3%	$(12,903)
-2%	$1,047	-2%	$(8,602)
-1%	$523	-1%	$(4,301)
1%	$(523)	1%	$4,315
2%	$(1,046)	2%	$8,630
3%	$(1,569)	3%	$12,945

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2009, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of September 30, 2009
September 30, 2009
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Market Value of Fixed Income Portfolio
	(in millions)
$969.8	$42.5	$24.3	$(31.7)	$(65.6)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At September 30, 2009, we have fixed the rate on a total of $300 million of our debt, including $250 million of our loan payable and $50 million of our trust preferred securities.

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2009, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2009
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
			(in millions)
Loan payable	1.29%	$69.7	$0.3	$0.2	$(0.5)	$(1.1)
Other long tern debt	5.20%	$60.0	0.5	0.4	(0.5)	(0.9)

Total			$0.8	$0.6	$(1.0)	$(2.0)

(1)
During the first nine months of 2009, the LIBOR rate on our loan payable and our other long term debt has steadily decreased to approximately 45 basis points as of September 30, 2009. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 56 basis points on our loan payable and 109 basis points on our other long term debt.

        As noted above, we have fixed the interest rate on $300 million of our $428 million of total debt outstanding, leaving $128 million of the debt exposed to rising interest rates, as of September 30, 2009. We had approximately $415 million of cash and cash equivalents as of September 30, 2009. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

The design of a control system must reflect the fact that there are resource constraints, and we must consider the benefits of controls relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that we have detected all control issues and instances of fraud, if any, within Universal American. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The individual acts of some persons or collusion of two or more people can also circumvent controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see note 12—Commitments and Contingencies of the notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

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

        The Company has identified the following additional risk factors to supplement those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

Our results of operations, financial position and cash flows may be materially adversely affected as a result of the outbreak of swine flu.

        In April 2009, the World Health Organization assessed the status of the influenza known as swine flu and classified it as a phase 5 alert. Recent indications from the Centers for Disease Control and Prevention are that the incidence of swine flu has not abated. This strain of influenza can become a pandemic health event that may cause a significant increase in the utilization of our health benefits, and may impact the health of our employees which might increase absenteeism, either or both of which can adversely impact our business.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in Thousands)(1)
July 1, 2009 — July 31, 2009	262,734	$8.08	262,734	$23,986
August 1, 2009 — August 31, 2009	224,518	$9.10	224,518	21,944
September 1, 2009 — September 30, 2009	345,400	$9.76	345,400	18,575

	832,652		832,652

(1)
In February 2008, our board of directors approved the repurchase of up to $50 million of our common stock during an 18-month period beginning February 18, 2008. In June 2008, we announced that our board of directors has approved the repurchase of up to an additional $50 million of our common stock. In June 2009, our board of directors approved the repurchase of up to an additional $25 million of our common stock. Through September 30, 2009, we had repurchased 10.8 million shares of our common stock for an aggregate amount of $106.4 million, under these programs. Subsequent to quarter end, through October 27, 2009, we repurchased an additional 0.4 million shares for $3.5 million. As of October 27, 2009, we have $15.1 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

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

3.1		Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on July 11, 2001, and incorporated by reference herein)
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
10.1	*	Indemnity Reinsurance Agreement between Constitution Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.2	*	Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.

10.3	*	Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.4	*	Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.5	*	Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.6	*
Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.7	*	Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009.
10.8	*	Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	*
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

UNIVERSAL AMERICAN CORP.
October 30, 2009	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
October 30, 2009	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)