Form 10-Q/A
period 2009-09-30
UNIVERSAL AMERICAN CORP.
filed 2009-12-07
CIK 709878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE #0-11321

UNIVERSAL AMERICAN CORP.

(Exact name of registrant as specified in its charter)

New York	11-2580136
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Six International Drive, Suite 190, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 934-5200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☐

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of December 3, 2009, the latest practicable date, was 74,467,584.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Universal American Corp. (the “Company”) (this “Form 10-Q/A”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Original Filing”) which was filed with the Securities and Exchange Commission on October 30, 2009.  This Form 10-Q/A is being filed solely to amend Item 6 “Exhibits” of the Original Filing to add Exhibits 10.9 and 10.10 to the Original Filing.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included herein as exhibits to this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend any information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed on July 11, 2001, and incorporated by reference herein).

3.2

Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed August 9, 2004, and incorporated by reference herein).

3.3

Amended and Restated By-Laws of Universal American Corp. (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated by reference herein).

3.4

Certificate of Amendment to the Certificate of Incorporation of Universal American Financial Corp. for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).

3.5

Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. for the Registrant’s Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2007, and incorporated by reference herein).

3.6

Certificate of Amendment to Certificate of Incorporation changing the name of Universal American Financial Corp. to Universal American Corp. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2007, and incorporated by reference herein).

10.1

Indemnity Reinsurance Agreement between Constitution Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2

Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3

Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4

Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5

Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6

Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.7

Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8

Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.9*

Subcontract Agreement dated as of October 21, 2005 by and between MemberHealth, Inc. and Community Care Rx, L.L.C. (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

10.10*

Letter Agreement dated as of May 3, 2007 by and among Universal American Corp., the National Community Pharmacists Association, Community Pharmacy Ventures, Inc. and Community MTM Services, Inc. (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1

Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed as Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

31.2

Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed as Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

31.3*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*   Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL AMERICAN CORP.

By:	/s/ Robert A. Waegelein
Robert A. Waegelein
Executive Vice President and Chief Financial Officer

Dated: December 7, 2009