Form 10-K
period 2009-12-31
UNIVERSAL AMERICAN CORP.
filed 2010-03-01
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $232 million (based on the closing sales price of the registrant's common stock on that date). As of February 24, 2010, 74,404,582 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement in connection with its 2010 Annual Meeting of Stockholders (the "Proxy Statement"), scheduled to be held on May 27, 2010, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

        As used in this Annual Report on Form 10-K, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this annual report on Form 10-K, such as those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the PSLRA. These forward-looking statements are statements relating to:

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

 PART I

ITEM 1—BUSINESS

        Through its family of companies, Universal American Corp., which we refer to collectively with our subsidiaries as "we," "us," the "Company" or "Universal American," offers a broad array of health insurance and managed care products and services, primarily to the growing Medicare population. Our principal health insurance products for the senior market are Medicare Advantage, insured stand-alone prescription drug benefit plans pursuant to Medicare Part D, and Medicare supplement. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies and prescription benefit management, or PBM, services to affiliated companies and fifteen state pharmacy assistance programs, or SPAPs, and offer PBM services through a number of group contracts.

        Collectively, our insurance subsidiaries are licensed or otherwise authorized to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia and Puerto Rico, as well as some U.S. territories. Our managed care subsidiary operates Medicare Advantage coordinated care plans in Texas, Wisconsin and Oklahoma.

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

Senior Market Opportunity

        We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, approximately 45 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program, and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D. While it is likely that there will be changes to these programs that may reduce their popularity or potential profitability, it does not change our basic view that there are significant business opportunities in the provision of health insurance and other services to the senior population.

Our Strategy

        The principal components of our business strategy are to:

  •
  Build our senior health insurance and managed care business by offering the following products:

  •
  Medicare Advantage plans, including:

  •
  Coordinated care plans ("HMO")

  •
  Preferred provider organization plans ("PPO")

  •
  Private fee-for-service plans ("PFFS")

  •
  Medicare Part D drug benefit plans marketed as Community CCRxSM and Prescriba RxSM; and

  •
  Medicare supplement;

  •
  Build distribution with an emphasis on expanding our Healthy Collaberation® brand and our career distribution;

  •
  Sell complementary senior market and specialty health products through our distribution networks; and

  •
  Continue to complement our internal growth through opportunistic acquisitions.

Our Operating Segments

        We manage and report our business as follows:

  •
  Senior Managed Care—Medicare Advantage segment reflects our Medicare Advantage HMO, PFFS and PPO businesses.

  •
  Medicare Part D segment includes both our Community CCRxSM products and Prescriba RxSM (formerly Prescription PathwaySM).

  •
  Traditional Insurance segment reflects our insurance products not offered through government programs, which includes Medicare supplement, other senior health insurance, specialty health insurance and life insurance.

  •
  Senior Administrative Services segment reflects the results of our administrative services company, CHCS.

  •
  Corporate segment reflects the activities of our holding company.

        Please see "Note 27—Business Segment Information" in our consolidated financial statements included in this Annual Report on Form 10-K for information regarding each segment's revenue and income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years.

  Senior Managed Care—Medicare Advantage

        During 2009, we operated Medicare Advantage HMO plans in 17 counties in Texas, primarily in Southeastern Texas and the surrounding Dallas area, 15 counties in Oklahoma and 4 counties in Wisconsin. In addition, we offer Medicare Advantage PFFS plans in 45 states. In January 2009, we began offering PPO products in 50 counties in 9 states. In January 2010, we expanded our PPO products to 126 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, in 2008, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approval by Centers for Medicare &

Medicaid Services, known as CMS, network access requirements or in certain designated rural areas. We have developed network based products in selected core markets to enable the migration of our PFFS membership to these products.

        Membership and Annualized Premium in Force.    The following table shows the total membership and annualized premium in force for our Medicare Advantage products:

	Membership			Annualized Premiums
	December 31,			December 31,
Senior Managed Care	2009	2008	2007	2009	2008	2007
	(in thousands)
PFFS plans	176.2	186.2	190.4	$1,680,200	$1,698,800	$1,567,500
HMO plans	61.5	54.3	46.0	700,200	652,200	499,500
PPO plans	2.8	—	—	33,000	—	—

Total	240.5	240.5	236.4	$2,413,400	$2,351,000	$2,067,000

        Medicare Advantage—HMO plans:    Our HMO plans are offered under contracts with the CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

        We operate plans offering the product TexanPlus® in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 44,600 members enrolled at December 31, 2009, representing approximately $540 million of annualized premium in force. We have expanded our Medicare Advantage HMO operations to locations outside of Southeastern Texas including five counties in North Texas offering TexanFirst Health Plans® through SelectCare Health Plans; nine counties in Oklahoma City and six counties in Tulsa offering Generations Healthcare through GlobalHealth; and, our counties in the Milwaukee, Wisconsin area offering Today's Health®.

        Medicare Advantage—PPO plans:    Our PPO plans are marketed as "Today's Options®PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products. In 2009, we began offering PPO plans in 15 markets in 9 states. For 2010, we are expanding our PPO plans to 43 markets in 17 states.

        Medicare Advantage—PFFS Plans:    Our PFFS plans are marketed as "Today's Options®." They are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products. As of December 31, 2009, we offered PFFS plans in a total of 45 states. We will offer PFFS plans in a total of 45 states in 2010 as well. As a result of the passage of MIPPA, as of January 1, 2011, we will continue to offer PFFS products only in areas that have either met approved CMS network access requirements or are in certain designated rural areas. We have developed network-based products in selected core markets to enable the migration of our PFFS membership to these products.

  Medicare Part D

        Since the inception of the Medicare Part D program in January 2006, we have contracted with CMS to serve as a plan sponsor offering insurance for prescription drug coverage to Medicare eligible beneficiaries. We offer our Community CCRxSM and Prescriba RxSM stand alone prescription drug benefit plans throughout the United States and the U.S. territories. We also operate as a PBM servicing the members in our stand alone prescription drug benefit plans and in our Medicare Advantage plans offering a Part D benefit.

        Membership and Annualized Premium In Force.    The following table shows the net retained membership and annualized premium in force for our Medicare Part D products:

	Membership			Annualized Premiums
	December 31,			December 31,
Medicare Part D	2009	2008	2007	2009	2008	2007
	(in thousands)
PRx plans(1)	444.9	264.0	240.0	$491,500	$273,350	$269,600
CCRx plans(2)	1,252.1	1,308.0	1,164.0	1,515,200	1,434,700	1,439,300
Other plans(3)	—	—	25.0	—	—	9,000

Total	1,697.0	1,572.0	1,429.0	$2,006,700	$1,708,050	$1,717,900

(1)
Represents 50% of membership and annualized premiums for our Prescription PathwaySM plans in 2008 and 2007, which was succeeded in 2009 by Prescriba RxSM ("PRx"). Membership in PRx is 100% retained by us; however, Prescription PathwaySM was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark. Our strategic alliance with CVS/Caremark was terminated on December 31, 2008.

(2)
MemberHealth was acquired on September 21, 2007.

(3)
Part D business assumed on a 33 1/3% basis from Arkansas Blue Cross Blue Shield ("BCBS"). Our contract with BCBS was terminated effective January 1, 2008.

        Effective January 1, 2010, we were auto-assigned an additional 148,604 dual eligible members and together with additional enrollments during the annual enrollment period ended December 31, 2009, brought our total membership to 1,891,242 to become the second largest plan sponsor in the country.

        Medicare Part D.    Effective January 1, 2006, private insurers under contract with CMS were permitted to sponsor insured stand-alone prescription drug benefit plans ("PDPs") pursuant to Part D, which was established in 2003 by the Medicare Modernization Act.. A portion of the premium for this insurance is paid by the Federal government, and the balance is due from the enrolled beneficiaries. The Federal government supports Part D through a combination of premium and claim subsidies as follows:

        CMS Direct Premium Subsidy—Represents monthly premiums from CMS based on the Plan year bid submitted by plan sponsors to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS. Refer to the "Medicare Risk Adjustment" section of "Critical Accounting Policies", for a more detailed description of risk-adjusted subsidies.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration.

        Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid submitted by plan sponsors to CMS.

        Catastrophic Reinsurance Subsidy—CMS reimburses Plans for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid submitted by plan sponsors to CMS.

        CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in the Plan year bid, to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to plan sponsors, and variances of more than 5% below the target amount will require plan sponsors to refund to CMS a portion of the premiums received.

        Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

        Medicare beneficiaries who also qualify for Medicaid are known as dual eligible beneficiaries, or dual eligibles. Dual eligible beneficiaries, and certain beneficiaries who qualify for LIS but do not enroll themselves in a PDP, are automatically assigned to a plan by CMS. These assignments are made amongst those PDPs which submitted bids below the applicable regional benchmarks for standard plans.

        For the 2009 plan year, we offered through our insurance subsidiaries, our Community CCRxSM and PerscribaRxSM prescription drug plans in all 34 regions designated by CMS in which we bid and one or both of our plans bid under the benchmark in 27 of the 34 regions. For the 2010 Plan year, one or both of our plans bid under the benchmark in 30 of the 34 regions, and were auto-assigned 148,604 additional dual-eligible members.

        Community CCRxSM Plans.    These plans offer basic coverage with benefits mandated by the MMA, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. As of December 31, 2009, we had approximately 1.3 million members enrolled in our Community CCRxSM PDPs. We have a multi-year strategic alliance with the National Community Pharmacists Association ("NCPA") which provides broad exclusive outreach and communications for our Community CCRxSM PDPs to NCPA's independent pharmacy membership. Our alliance with NCPA, and its more than 25,000 independent pharmacy members, provides us with direct access to the largest community pharmacy network in the U.S. The NCPA member pharmacies make up over one-third of our pharmacy network, which totals over 62,000 pharmacy locations and accounted for approximately 60% of the prescriptions filled under our Community CCRxSM PDPs in 2009.

        Prescriba RxSM Plans.    In March 2005, we entered into a strategic alliance with PharmaCare Re, a subsidiary of CVS/Caremark, known as CVS, to offer the Prescription PathwaySM prescription drug benefit plan. PharmaCare Re reinsured half of the risk assumed by our PDPs and the parties created Part D Management Services, L.L.C., known as PDMS, to perform marketing risk management services on behalf of the Prescription PathwaySM PDPs. PDMS was owned 50% by us and 50% by PharmaCare Re. The strategic alliance with CVS was mutually terminated effective December 31, 2008, and PDMS was dissolved in December 2009. Upon termination of the strategic alliance, CVS and Universal American each assumed responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance. For 2009, we created Prescriba RxSM plans as our successor to the Prescription PathwaySM plans for the members distributed to us upon termination of the strategic alliance with CVS, as well as new members.

Traditional Insurance

        Our Traditional Insurance segment reflects the results of our Medicare supplement, other senior health insurance, specialty health insurance, and life insurance. We designed the products in this segment primarily for the senior market and market them through our Senior Solutions® career agency force and our network of independent general agencies.

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

        We reinsured substantially all of the net in force life and annuity business as of April 1, 2009 with Commonwealth Annuity and Life Insurance Company, a subsidiary of Goldman Sachs Group, Inc. (NYSE: GS). This transaction closed on April 24, 2009.

        Annualized Premium In Force.    Total traditional health insurance product annualized premium in force on a gross basis before reinsurance and the net amount we retained after reinsurance, is as follows:

	Gross			Net
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
	(in thousands)
Medicare supplement and Other Senior Health	$322,500	$368,000	$419,300	$242,800	$271,000	$304,500
Accident & Sickness and Other Health	41,700	45,300	50,600	40,500	44,000	49,300
Long Term Care	29,600	32,600	35,100	19,700	21,800	22,800

Total	$393,800	$445,900	$505,000	$303,000	$336,800	$376,600

Percentage retained				77%	76%	75%

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

        Fixed Benefit.    Fixed benefit products provide the following types of benefits:

  •
  Disability—fixed periodic payments to an insured who becomes disabled and unable to work due to an accident or sickness,

  •
  Specified Disease—fixed periodic payments to an insured who is diagnosed with a covered condition,

  •
  Hospital—fixed periodic payments to an insured who becomes hospitalized,

  •
  Surgical—fixed single payments that vary in amount for specified surgical or diagnostic procedures, and

  •
  Dental/Other—fixed single payments that vary in amount for specified procedures.

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

        Life Insurance.    We offer a line of low-face amount, simplified issue whole life products that we sell through our senior market independent agency and our career agency systems. These products also offer acceleration of death benefit features that cover specified long term care expenses. As discussed above, we have reinsured substantially all of the net in force life and annuity business with Commonwealth Annuity and Life Insurance Company effective April 1, 2009. We continue to sell senior life products which are retained by us.

        New Business Production.    The following table shows the total new sales, consisting of issued annualized premiums of our Traditional Insurance products produced by our independent and career agency systems on a gross basis before reinsurance:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Medicare Supplement and Other Senior Health	$17,692	$13,619	$16,707
Accident & Sickness and Other Health	4,564	3,773	5,040
Life Insurance	10,691	10,911	11,853

Total	$32,947	$28,303	$33,600

  Senior Administrative Services

        We have built extensive administrative services capabilities through internal development and acquisition. Through our wholly-owned subsidiary, CHCS Services, Inc., known as CHCS, we provide outsourcing services to our affiliated insurance companies as well as unaffiliated companies that support insurance and non-insurance products, primarily for the senior Traditional Insurance market.

We perform a full range of administrative services for senior market insurance and managed care products, primarily Medicare supplement, Medicare Advantage, Part D, senior life and long term care, for both affiliated and unaffiliated companies. Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. Our Senior Administrative Services segment generated revenues of $42.2 million for the year ended December 31, 2009, of which $14.1 million was from non-affiliates. Beginning January 1, 2009 specified services previously performed for affiliated Part D business representing $27.9 million of 2008 revenue, was performed directly by the affiliated entities.

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

  Telemarketing

        This has been one of our fastest growing channels. Working with our telemarketing partners, this channel has grown from 13% of our MA enrollments in the 2008 selling season to more than 20% of our enrollments for the 2009 plan year and 19% in the 2010 plan year.

  Part D

        We distribute our PrescribaRxSM products through our career and independent agents.

        Additionally, we place career agents, independent licensed sales agents and CMS-approved marketing materials in many of the independent pharmacies.

Geographical Distribution of Premium

        Through our insurance subsidiaries, we are licensed to market our products in all 50 states, the District of Columbia, and Puerto Rico and the U.S. Virgin Islands through a CMS waiver. Our managed care subsidiaries operated Medicare Advantage HMO plans in Texas, Oklahoma and

Wisconsin and PFFS plans in 45 states and PPO plans in 9 states during 2009. The following table shows the geographical distribution of the direct cash premium collected in thousands, as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2009 and 2008:

State/Region	2009	% of Premium	2008(1)	% of Premium
Texas	$958,908	18.8%	$850,377	17.8%
New York	492,244	9.7%	422,418	8.8%
Florida	233,575	4.6%	203,083	4.3%
Indiana	236,180	4.6%	235,394	4.9%
Pennsylvania	230,175	4.5%	235,314	4.9%
North Carolina	221,151	4.3%	222,161	4.7%
Georgia	217,119	4.3%	197,827	4.1%
Oklahoma	214,717	4.2%	173,599	3.6%
Ohio	182,688	3.6%	147,776	3.1%
Virginia	178,605	3.5%	189,159	4.0%

Subtotal	3,165,362	62.1%	2,877,108	60.2%
All other	1,925,132	37.9%	1,899,980	39.8%

Total	$5,090,494	100.0%	$4,777,088	100.00%

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

Total Business in Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force
	December 31, 2009			December 31, 2008
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Senior Managed Care—Medicare Advantage
Private Fee-for-Service(1)	$1,680.2	37.8%	176.2	$1,698.8	35.1%	186.2
HMO Plans(1)	700.2	13.8%	61.5	652.2	13.4%	54.3
PPO Plans(1)	33.0	0.6%	2.8	—	—%	—

Sub total	2,413.4	52.2%	240.5	2,351.0	48.5%	240.5

Medicare Part D
Prescriba RxSM Plans(1)(2)	491.5	9.5%	444.9	546.7	11.3%	264.0
CommunityCCRxSM(1)	1,515.2	29.3%	1,252.1	1,438.7	29.6%	1,308.0

Sub total	2,006.7	38.8%	1,697.0	1,985.4	40.9%	1,572.0

Traditional Insurance
Medicare Supplement and Other Senior Health	322.5	6.2%	130.7	368.0	7.6%	153.8
Accident & Sickness and Other	41.7	0.8%	128.2	45.3	0.9%	138.0
Long Term Care	29.6	0.6%	16.9	32.6	0.7%	18.1

Sub total	393.8	7.6%	275.8	445.9	9.2%	309.9

Life Insurance and Annuity	72.5	1.4%	160.2	65.8	1.4%	160.2

Total	$4,886.4	100.0%	2,373.5	$4,848.1	100.0%	2,282.6

(1)
These plans are pursuant to contracts with CMS.

(2)
2008 amount represents 50% of membership for the Prescription PathwaySM PDP, which was succeeded in 2009 by Prescriba RxSM (PRx). Membership in PRx is 100% retained by us however, Prescription PathwaySM was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark. Our strategic alliance with CVS/Caremark was terminated on December 31, 2008. Actual membership at December 31, 2008 was 527,000.

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

        During 2009, we reevaluated our investment philosophy in light of the April 2009 life and annuity reinsurance transaction and our continued shift to the health and managed care sector. As a result, we elected to reduce the risk and exposure of our investment portfolio to be more conservative in nature and more appropriately aligned with our health insurance focused businesses.

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

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2009				December 31, 2008
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(in millions)
Senior Managed Care—Medicare Advantage
PFFS	$1,680.2	$2.4	$1,677.8	99%	$1,698.8	$2.3	$1,696.5	99%
HMO	700.2	31.5	668.7	95%	652.2	18.3	633.9	97%
PPO	33.0	—	33.0	100%	—	—	—	—%

Sub total	2,413.4	33.9	2,379.5	99%	2,351.0	20.6	2,330.4	99%

Medicare Part D
Prescriba RxSM	491.5	—	491.5	100%	546.7	273.4	273.3	50%
CommunityCCRxSM	1,515.2	—	1,515.2	100%	1,438.7	—	1,438.7	100%

Sub total	2,006.7	—	2,006.7	100%	1,985.4	273.4	1,712.0	86%

Traditional Insurance(1)
Medicare Supplement and Other Senior Health	322.5	79.7	242.8	75%	368.0	97.0	271.0	74%
Accident & Sickness and Other	41.7	1.2	40.5	97%	45.3	1.3	44.0	97%
Long Term Care	29.6	9.9	19.7	66%	32.6	10.8	21.8	67%

Sub total	393.8	90.8	303.0	77%	445.9	109.1	336.8	76%

Life Insurance and Annuity	72.5	67.0	5.5	8%	65.8	23.6	42.2	64%

Total	$4,886.4	$191.7	$4,694.7	96%	$4,848.1	$426.7	$4,421.4	91%

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America, Swiss Re Life & Health America, Wilton Reassurance Co., Commonwealth Annuity & Life Insurance Company (and affiliates). A.M. Best Company, Inc. has rated these reinsurers "A –" or better. These agreements cover various insurance products, including Medicare supplement, long term care life and annuity policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%.

        Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

        During 2009, we ceded premiums of $50.4 million to General Re, $39.5 million to Commonwealth, $38.6 million to Hannover, and $30.9 million to Fresenius Medical Care Re, representing 1.0%, 0.8%, 0.8%, and 0.6%, respectively of our total direct and assumed premiums. During 2008, we ceded premiums of $449.8 million to PharmaCare Re, $58.4 million to General Re, $49.2 million to Hannover and $10.6 million to Swiss Re, representing 8.6%, 1.1%, 1.0% and 0.2% respectively of our total direct and assumed premiums. During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15.0%, 2.0%, 2.0% and 0.3% respectively of our total direct and assumed premiums.

        Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to any cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2009, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

  Administration of Reinsured Blocks of Business

        We retain the responsibility for administration of all accident and health reinsured blocks of business consisting principally of underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

        Commonwealth performs the administration for the policies included in that reinsurance transaction. We perform the administration for all other reinsured life insurance policies. The administration consists principally of policy maintenance and claims adjudication and payment. We receive reimbursement for commissions and premium taxes on the reinsured business.

  Reinsurance of Senior Managed Care—Medicare Advantage

        We reinsure our Medicare Advantage HMO, PPO and PFFS products on an excess of loss basis, which limits our per member risk. Our retention in 2009 is $250,000 of benefits and 10% in excess of the $250,000.

  Reinsurance of Senior Market Health Insurance

        We have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements for business written prior to 2004, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and we write new business that we do not reinsure, the overall percentage of business we retain will increase. As of December 31, 2009, the percentage of Medicare supplement business in force retained by us increased to 75% as compared to 74% at the end of 2008.

  Reinsurance of Part D

        In 2009 and currently, we retain 100% of the risk on our Part D business. In 2008 and prior, the Prescription PathwaySM PDPs were reinsured, on a 50% coinsurance funds withheld share basis, to PharmaCare Re. The contract was terminated effective December 31, 2008. We ceded premiums from the Prescription PathwaySM PDPs of $1.7 million during 2009, $277.9 million during 2008 and $255.3 million during 2007.

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

  Reinsurance of Life Insurance and Annuity

        Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. There were certain blocks of life business in force at April 1, 2009 that are subject to separate coinsurance arrangements with other companies ranging from 75% to 90% that were not included in the transaction with Commonwealth. We retain 100% of senior life insurance products issued after March 31, 2009.

Healthy Collaboration® Strategy

        Our Healthy Collaboration® strategy sets out a model of improving the quality of care to our members on a cost-efficient basis through an active partnership with our providers. We believe we can improve medical outcomes through a series of collaborative initiatives with our physician groups including clinically sound benefit design, medical management, and integrated care management systems. Our goal is to create mutually beneficial and interdependent collaborative arrangements with our providers. We believe provider compensation arrangements should not only help providers to be paid for complex care coordination, but also help align their interests with our objective of improving clinical outcomes and controlling unnecessary cost.

        Our health plans provide medical management services, information and analysis, and other support services to enable the network and individual physicians to serve their enrolled members. We rely heavily on the strong physician leadership of each network to help us achieve the clinical goals that support the mission of the organization.

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

Underwriting Procedures

        For our Medicare advantage plans (HMO, PFFS, and PPO) and Medicare Part D plans, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member.

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

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates prescribed by statute. Reserves for accident and health insurance policies (excluding Medicare Advantage and Part D) use prescribed morbidity tables based on our historical experience. For Medicare Advantage and Part D policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

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

Competition

        The health insurance industry is highly competitive. We compete with numerous other health insurance companies on a national and regional basis. We consider our main competitors to include United Healthcare, Humana, Coventry, and Healthspring, as well as other health maintenance organizations, preferred provider organizations, prescription drug providers, and other health care-related institutions.

        In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. In the Medicare managed care market, our primary competitors for contracts, members and providers are either national and regional managed care organizations that serve Medicare recipients or provider-sponsored organizations.

        Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

        We believe we can meet the competitive pressures by offering a high level of service and accessibility to our members and our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates, as well as the commissions paid to our sales agents, are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions. Also, we believe the following factors provide us additional strength to compete effectively:

  •
  our disciplined underwriting and pricing procedures,

  •
  our effective rate management,

  •
  our quality customer service,

  •
  our significant market position in the geographic areas where our business is concentrated,

  •
  the quality of our distribution network, and

  •
  our appropriate financial strength.

Regulation

  General

        Our insurance company subsidiaries and health plan affiliates are subject to the state and local laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as to Federal laws and supervision. Those laws and regulations provide safeguards for policyholders and members, and do not exist to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could affect our operations and financial results.

  Medicare

        Medicare is a Federal program that provides eligible persons age 65 and over and certain eligible persons with disabilities a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage private fee-for-service or health plan in counties where these plans are offered. Under Medicare Advantage, insurance companies and managed care organizations contract with CMS to provide benefits at least equivalent to the traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member's demographics and health status.

        Medicare supplemental insurance, sometimes called Medigap is jointly regulated by the Federal government and by State Departments of Insurance. In all but a few States, there are 14 standard Medicare supplement plans: Plans A through L and High Deductible Plans F and J. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Medicare supplement insurers must offer Plan A, but may offer any of the other plans at their option.

        In June of 2010, as a result of the Medicare Modernization Act of 2003, the number of Medicare supplement plans available for sale will be reduced from 14 to 11. Plans E, H, I, J, and High Deductible Plan J will be eliminated while new Plans M and N will become available. In addition, minor benefit changes will be made to the remaining plans.

        The Part D drug benefit offers Medicare beneficiaries the option to obtain covered outpatient prescription drug benefits offered through a private drug plan. Depending on the plan, the Part D drug benefit may be subject to cost sharing. Under the standard drug coverage, for 2010 the cost sharing is a $310 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare up to a maximum of $2,830 and no reimbursement for drug costs above $2,830, until the beneficiary has paid $4,550 of his or her own money. After that, the MMA provides catastrophic stop loss coverage, subject to 9.5% cost-sharing. Plans are not required to mirror these limits; instead, Part D drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. CMS adjusts these numbers on an annual basis. The MMA provides subsidies and the reduction or elimination of cost sharing for specified low-income beneficiaries, including "dual-eligible" individuals who receive benefits under both Medicare and Medicaid.

        The MMA also revised payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 the MMA expanded the Medicare Advantage program to include new regional plans that provide out-of-network benefits in addition to in-network benefits, as well as the traditional health and fee-for-service plans established by county. The MMA created a new competitive bidding process that began in 2006 for both the local health plans and the new regional plans for setting the payment to the Medicare Advantage plans and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program

        The Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, which amended the Medicare provisions of the Social Security Act, revises requirements for Medicare Advantage private fee-for-service plans, which we expect will have the effect of ending these plans as non-network products in plan year 2011 in all but sparsely-populated rural markets. We have been working to establish provider networks generally, and preferred provider organization, or PPO, and health maintenance organization, or HMO, in particular, in strategic locations. We expect that CMS will permit UAM and other PFFS plan sponsors to crosswalk its PFFS membership into network products on January 1, 2011, in service areas where CMS has approved UAM's proposed provider networks.

        CMS conducts periodic audits of plans qualified under its Medicare program and may perform other reviews more frequently to determine compliance with Federal regulations and contractual obligations. These audits and reviews may include review of the plans' administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems. CMS regulations require submission of annual financial statements. In addition, CMS requires that disclosures be made to it and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS's rules require disclosure, upon request, to members of information concerning financial arrangements and incentive plans between a plan and physicians in the plan's networks. These rules also require specified levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. CMS is also continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. We have been selected to participate and have recently completed our initial data submission to CMS.

  Fraud and abuse laws

        Enforcement of health care fraud and abuse laws has become a top priority for the nation's law enforcement entities. The funding of these law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in Federal government health care programs such as Medicare. We participate in these programs and have continued our stringent regulatory compliance efforts.

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

        American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Pennsylvania Life is a Pennsylvania domiciled insurance company. American Exchange, Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas and SelectCare Health Plans, Inc. are licensed as health plans in Texas. SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. are licensed health plans in Oklahoma. Collectively, our insurance subsidiaries and managed care organizations are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our PDPs in 50 states plus the U.S. Virgin Islands and Puerto Rico and in our Medicare Advantage PFFS and HMO plans in 47 states, for 2009.

        Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of earned premium. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required loss ratio standards for Medicare supplement insurance. We prepare these calculations utilizing appropriate statutory assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

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

        During 2009, regularly scheduled examinations of SelectCare of Oklahoma and GlobalHealth, Inc. were completed as of and for the period ended December 31, 2008 with no significant findings noted. In addition, during 2009, regularly scheduled examinations of American Pioneer and Pyramid, for the periods ended December 31, 2008 and 2007, respectively, were also completed. Florida has not yet issued its report on American Pioneer. Kansas issued its report on Pyramid in February 2010, and while there were adjustments to Pyramid's December 31, 2007 statutory surplus resulting from the examination, none of the adjustments had an impact on the Company's 2009 Financial Statements.

        Regularly scheduled examinations of American Progressive, American Exchange, Constitution, Union Bankers and Pennsylvania Life have been scheduled for the period ended December 31, 2009 by the insurance departments of their respective states of domicile. Fieldwork has commenced only on Pennsylvania Life, with no issues noted to date.

        On October 7, 2009, American Progressive entered into a stipulation and consent order with the New York Department of Insurance concluding an investigation into the use of a hospital network with its Medicare Supplement product which required the payment of a fine in the amount of $500,000 and implementation of a compliance plan.

        Many states require deposits of assets by insurance companies for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2009, we had securities totaling $43.4 million on deposit with various state treasurers or custodians. As of December 31, 2008, we had securities totaling $41.9 million on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

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

  Dividend Restrictions

        New York State insurance law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. American Progressive would be able to pay ordinary dividends of up to $12.4 million to its direct parent, American Exchange in 2010, with such approval.

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

  •
  In addition, Kansas requires that Pyramid Life maintain an RBC ratio in excess of 400%, after payment of a dividend, for a dividend to be declared and distributed.

Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $119.8 million, to its direct parent American Exchange and American Exchange is able to pay ordinary dividends of up to $63.5 million to Universal American in 2010, without the prior approval from the insurance department for their respective states of domicile. As Pyramid Life's RBC would not meet the RBC threshold, it is not able to pay an ordinary dividend in 2010.

        Texas insurance companies also are required to have positive "earned surplus" as defined by Texas regulations, which differs from statutory unassigned surplus, in order to pay dividends without prior regulatory approval. Marquette, Constitution and Union Bankers had negative earned surplus at December 31, 2009 and would not be able to pay dividends in 2010 without regulatory approval. SelectCare of Texas and SelectCare Health Plans, licensed health plans in Texas and GlobalHealth, Inc. and SelectCare of Oklahoma, licensed health plans in Oklahoma would also not be able to pay dividends in 2009 without regulatory approval.

        Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the insurance department when specified conditions are met. American Pioneer had negative unassigned surplus at December 31, 2009 and would not be able to pay dividends in 2010 without regulatory approval.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2009, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

        Effective December 31, 2009, the National Association of Insurance Commissioners, known as NAIC, has adopted SSAP 10R Income Taxes. SSAP 10R is a temporary replacement of SSAP 10 that effectively expands the amount of Deferred Tax Assets, or DTA's, that qualify as admitted assets, with a sunset provision after December 31, 2010. The adoption of SSAP 10R on December 31, 2009 allowed the companies to admit additional DTA's (and increase Capital & Surplus) of $19.0 million.

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

        Several states, such as Arizona, Colorado, Connecticut, Georgia, Nevada, New Jersey, Oregon, Rhode Island and Texas have enacted producer compensation disclosure legislation or regulations. Some other states, such as New York, are considering legislation or regulations dealing with producer commission disclosure. It is possible that some states will adopt laws that are broader than the NAIC model acts.

Outsourcing Arrangements

        We outsource certain processing and administration functions to third parties, subject to outsourcing agreements. The outsourced functions include membership administration, call center operations, business process outsourcing, revenue management, marketing and pharmacy benefit management. A summary of our more significant arrangements is presented below.

        Business Process Outsourcing.    We have retained Patni Computer Systems, Inc. as a business outsource vendor to provide data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our operations. Patni also provides some information technology support and programming. Patni bills us monthly on an as used basis. We signed a master services agreement with Patni in 2005 with an initial term of four years. A renewal agreement was executed in 2009 for a one-year period. We have executed additional statements of work to cover specific limited assignments. The master services agreement renews automatically for annual periods unless written notice of nonrenewal has been provided in advance. There are no explicit minimum payments required under the terms of this contract.

        Risk Score Review.    We have contracted with Outcomes Health Information Solutions, L.L.C. to review claims and other data to use its clinical algorithms to identify Medicare Advantage HMO, PPO and PFFS members who may have CMS assigned risk scores that are not indicative of the members' actual clinical acuity. Outcomes organizes the review of medical charts for these members and collects data to be submitted to CMS, after review and validation by the Company, which will result in a more accurate risk score assignment by CMS. We have executed additional statements of work to cover specific limited assignments. There are no explicit minimum payments required under this arrangement.

        MarketingAlliance.    Under our agreement with the National Community Pharmacists Association (NCPA), we license the "Community CCRxSM and "CCRxSM brand names in exchange for a fixed quarterly fee, and NCPA provides sales, marketing, public relations and other communication services that are targeted to the independent pharmacies in our network. Our agreement with NCPA is effective through December 31, 2015, but may be terminated early under certain circumstances, including (but not limited to) a material breach by either party, insolvency of either party, or in the event CMS terminates our Part D contract. The contract contains certain non-competition and exclusivity provisions for eighteen months after the contract is terminated. The loss of our relationship with NCPA could have an adverse effect on our business and results of operations.

        Pharmacy Benefit Management.    In 2009, we entered into an agreement with Medco Health Solutions, Inc. for the period January 1, 2009 through December 31, 2013, subject to earlier termination, to provide pharmacy network management, claims adjudication and administrative services and other prescription drug benefit services. The agreement may be terminated early under certain circumstances, including (but not limited to) a material breach by either party, insolvency of either party, or in the event CMS terminates our Part D contract. The agreement with Medco contains an exclusivity provision during the term of the agreement.

Employees

        As of February 24, 2010, we employed approximately 2,200 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

Measures of the Administration and U.S. Congress to expand covered health insurance and/or implement changes within the health care system, including the American Recovery and Reinvestment Act, could increase our cost of doing business and could adversely affect our profitability.

        Although the Administration and U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made under Medicare Advantage and other government programs. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives and the numerous steps required to implement them, we remain uncertain as to the ultimate impact they will have on our business.

        In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

Reductions in funding for Medicare programs could materially reduce our profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage HMO, PFFS, and PPO plans and Medicare Part D PDPs. As a result, our revenue and profitability are dependent, in part, on government funding levels for these programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels may be affected by continuing government efforts to contain prescription drug costs and other medical expenses, and other federal budgetary constraints. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium.

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

Our results of operations will be adversely affected if our insurance premium rates are not adequate.

        Our results of operations depend on our ability to charge and collect premiums sufficient to cover our health care costs, expenses of distribution and operations and provide a reasonable margin. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

        We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, such as

  •
  the actuarial probability of a policyholder incurring a claim;

  •
  the severity and duration of the claim;

  •
  the utilization of benefits in our PDP's;

  •
  the mortality rate of our policyholder base;

  •
  the persistency or renewal rate of our policies in force;

  •
  our commission and policy administration expenses; and

  •
  the interest rate earned on our investment of premiums.

        In setting premium rates, we consider historical claims information, industry statistics and other factors. We cannot be assured that the data and assumptions used at the time of establishing premium rates will prove to be correct and that premiums will be sufficient to cover benefits and expenses plus a reasonable margin.

        For certain of our traditional products, we can periodically file for rate increases, if our actual claims experience proves to be less favorable than we assumed. If we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration

  •
  our actual claims experience compared to expected claims experience;

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

Our Part D business is subject to an annual competitive bidding process and if we are unable to bid below the benchmark, we could lose auto-assigned dual eligible member which would adversely affect results of operations.

        We are required to submit PDP bids annually, approximately six months in advance of the corresponding benefit year. The premiums we establish based on these bids are fixed for the entire plan year. We endeavor to use the best available member eligibility, claims and risk score data at the time of developing the bids. We cannot be certain that our products will be competitive with the products offered by other PDPs. We cannot be certain that our future bids will be competitive with the bids submitted by other PDPs. We cannot be certain that our future bids will be under the benchmark bids calculated by CMS.

Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates which can adversely affect our results of operations.

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

        Reductions in payments under Medicare or the other programs under which we offer health Plans could reduce our profitability. The Medicare Modernization Act of 2003, or MMA, permits premium levels for certain Medicare Plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. On February 19, 2010, CMS released preliminary 2010 Medicare Advantage payment rates which represent a modest growth rate in the base payment of 1.38%. The growth rate is offset by other factors including a FFS normalization factor to account for the faster pace of risk score development among MA plans relative to fee for service Medicare and the phase out of IME payments. Overall, the increase in the base payment is insufficient to cover our projected trend in medical expense thereby requiring us to continue to seek reductions in administrative costs as well as consider changes to our current Plans including possible increases to member premiums, reduction of the benefits that we offer under our Medicare Advantage Plans, or some combination thereof, thereby making them potentially less attractive to members. Congress is considering other reductions to rates or other changes to the Medicare reimbursement system which could also have a material adverse effect on our results of operations, financial position, and cash flows.

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

Our reserves for future insurance policy benefits and claims on our traditional business may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

        We calculate and maintain reserves for the estimated future payment of claims to our insurance policyholders using the same actuarial assumptions that we use to set our premiums. For our traditional accident and health insurance business, we establish active life reserves for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, we necessarily base our reserves and liabilities on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and shareholders' equity.

We may experience higher than expected loss ratios which could materially adversely affect our results of operations.

        We may experience higher than expected loss ratios if health care costs exceed our estimates. Factors that may cause health care costs to exceed our estimates include:

  •
  an increase in the cost of health care services and supplies, including pharmaceuticals;

  •
  higher than expected utilization of health care services;

  •
  periodic renegotiations of hospital, physician and other provider contracts;

  •
  the occurrence of catastrophic events, including epidemics and natural disasters;

  •
  general inflation or economic downturns;

  •
  new mandated benefits or other regulatory changes that increase our costs; and

  •
  other unforeseen occurrences.

        We seek to take appropriate actions in an effort to reverse any upward trend in our loss ratios; however, we can make no assurances that these actions will be sufficient. We also cannot give assurance that our loss ratios will not continue to increase beyond what we currently anticipate, and any increases could materially adversely affect our results of operations.

        In addition, medical liabilities in our financial statements include our estimated reserves for incurred but not reported and reported but not paid claims. The estimates for medical liabilities are made on an accrual basis. We believe that our reserves for medical liabilities are adequate, but we cannot assure you of this. Any adjustments to our medical liabilities could adversely affect our results of operations.

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

  •
  increasing governmental regulation or provision of healthcare and PBM services, such as potential regulation of the PBM industry by the U.S. Food and Drug Administration, or direct regulation of pharmacies by regulatory and quasi- regulatory bodies;

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

        During 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage health plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. The stated intent of the audit was to determine whether the source of differences in diagnosis coding between MA plans and that of the Medicare Fee For Service population was the result of coding patterns of Plan contracted physicians or due the underlying beneficiary health status. Following the completion of the RADV pilot, CMS has extended its audit program to randomly selected Plans for the stated purpose of generating statistically valid payment error estimates. While CMS has not yet fully disclosed its final intent with respect to RADV findings it should be noted that this audit, like any other audit pursued by CMS, may result in an adverse impact to revenue on a prospective or retrospective basis. We have been selected to participate in the extended audit program and have recently completed our initial data submission to CMS.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS began phasing out the budget neutrality adjustment in 2007 and will fully eliminate it by 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that the increases will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, the possibility exists that CMS may reduce revenues in the future for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations.

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

Our relationship with NCPA is important and the loss of such relationship could have an adverse effect on our Part D business and results of operations.

        Our ability to market some of our Part D plans is substantially dependent on our strategic alliance with the National Community Pharmacists Association, known as the NCPA, which provides outreach and communications for our CCRx Part D plans to NCPA's independent pharmacy membership. NCPA member pharmacies make up over one-third of MemberHealth's pharmacy network and, in 2009, accounted for a significant percentage of the prescriptions filled under our CCRx Part D plans. The loss of our NCPA relationship could have an adverse effect on our ability to market CCRx Part D plans, our Part D business and results of operations. Further, to the extent that CMS or other regulatory authorities determine that any provisions of our agreements with NCPA conflicts with any applicable law, regulation or policy, we may not be able to realize fully the benefits we anticipate from the arrangement with NCPA, and we could potentially incur regulatory liability.

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

The pharmacy benefit management component of our business is subject to significant additional regulation.

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

We no longer sell long term care insurance and the premiums that we charge for the long term care policies that remain in force may not be adequate to cover the claims expenses that we incur.

        We began to curtail the sale of new long-term care business in 2003, and stopped all new sales at the end of 2004. As of December 31, 2009, approximately, $30 million of annualized premium remains in force, of which we retain approximately $20 million. The overall block of business continues to generate losses; a portion of the losses we have incurred relates to a specific block of Florida home health care business that we stopped selling in 1999. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

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

Acquisition risk

        The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have experienced, and expect to continue to experience, growth through acquisitions.

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

        We have expanded our Medicare Advantage HMO operations to locations outside of Southeastern Texas including five counties in North Texas offering TexanFirst Health Plans® through SelectCare Health Plans; nine counties in Oklahoma City and six counties in Tulsa offering Generations Healthcare through GlobalHealth; and, our counties in the Milwaukee, Wisconsin area offering Today's Health®. As of December 31, 2009, we offered PFFS plans in a total of 45 states. We will offer PFFS plans in a total of 45 states in 2010 as well. As a result of the passage of MIPPA, as of January 1, 2011, we will continue to offer PFFS products only in areas that have either met approved CMS network access requirements or are in certain designated rural areas. We have begun to implement a strategy to develop network-based products in selected core markets to enable the migration of our PFFS membership to these products. In 2009, we began offering PPO plans in 15 markets in 9 states. For 2010, we are expanding our PPO plans to 43 markets in 17 states.

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

        We historically invested in our career distribution agencies to provide monetary assistance in the development of offices and recruitment of agents to build a controlled distribution force for our various products. In late 2006, we began recruiting career managers to develop offices for distribution of our new Medicare Advantage products. We have opened a significant number of new "expansion" offices since then. The Company has advanced much of the cost of the development of these new offices; however, these costs are the responsibility of the manager of the individual office, to be repaid from future profits of the office. Collectability of these advances generally comes from the commissions earned from the production of these offices or personal guarantees of the office managers. No assurance can be given that production levels or personal assets of the managers will be sufficient to repay the obligation.

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

        We have considered the impact of these and other changes (the reinsurance of the Life and Annuity business and the overall cost savings initiatives associated with the 2010 bids) on our distribution. During the second quarter of 2009, we began a review of our career offices. This review consisted of determining whether the office was in a "core" market, the level of expenses being incurred by the office, the level of in-force commission and the anticipated production. As a result of this review, we had identified a significant number of offices to be closed or restructured and we incurred charges totaling $13.6 million related to the underperforming offices.

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

        The fair market value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions, and these variations have been exacerbated by the ongoing adverse economic conditions. The fair market value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset- backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

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

        As of December 31, 2009, we held subprime securities with par values of $136.2 million, an amortized cost of $52.6 million and a market value of $25.9 million representing approximately 1.4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

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

        Our success depends, in part, upon our ability to market our health plans under the brand names that we own or license. We may not have taken enforcement action to prevent infringement of our marks and may not have secured registrations of the other brand names that we use in our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property rights. Other businesses may have prior rights in our brand names or in similar names, which could cause market confusion or limit or prevent our ability to use these marks or prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in our brands, we could incur significant costs in doing so.

Our results of operations and shareholders' equity could be materially adversely affected if we have an impairment of our intangible assets.

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. Goodwill and other intangible assets were approximately $697.6 million, or 18% of our total assets as of December 31, 2009. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs.

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

        As of December 31, 2009, we had $314 million of debt outstanding under the term portion of our credit agreement. We have available borrowing capacity under the revolving portion of our credit facility of $150 million. As of December 31, 2009, we had $110 million of trust preferred securities outstanding. Our credit agreement provides that upon the occurrence of specified events all of the capital stock of the guarantor subsidiaries under the credit agreement will be pledged to our bank lenders; those events have occurred and we have pledged this stock. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company and health plan subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus.

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

ITEM 2—PROPERTIES

        Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida and Solon, Ohio. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida. Our Medicare Advantage operations occupy office space in Houston, Beaumont and Dallas, Texas, as well as Oklahoma City, Oklahoma and Milwaukee, Wisconsin. Our Part D operations occupy space in Solon, Ohio and Pensacola, Florida. We lease over 655,000 square feet of office space. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life is the named lessee on over 30 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 26—Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 26—Commitments and Contingencies of the notes to the consolidated financial statements of this report, which is incorporated into this Part I—Item 3—Legal Proceedings by reference.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2009.

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

	Common Stock
Period	High	Low
Year Ended December 31, 2008
First Quarter	$25.59	$10.35
Second Quarter	12.61	9.11
Third Quarter	13.69	8.71
Fourth Quarter	12.19	6.79
Year Ending December 31, 2009
First Quarter	10.66	5.41
Second Quarter	10.62	7.98
Third Quarter	10.26	7.83
Fourth Quarter	12.00	8.69
Year Ending December 31, 2010
First Quarter (through February 24, 2010)	14.75	12.00

        The closing sale price of our common stock on February 24, 2010, as reported by NYSE, was $14.65 per share.

Stockholders

        As of the close of business on February 24, 2010, there were approximately 900 holders of record of our common stock. There are no outstanding shares of our nonvoting common stock. We estimate that there are approximately 3,500 beneficial owners of our common stock. In addition, there were 5 record and beneficial holders of our Series A preferred stock. Each outstanding share of our preferred stock is convertible, directly or indirectly, into 100 shares of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2009—October 31, 2009	404,500	$9.27	404,500	$64,826
November 1, 2009—November 30, 2009	1,732,740	$9.75	1,732,740	47,929
December 1, 2009—December 31, 2009	489,020	$11.49	489,020	42,312

Total	2,626,260		2,626,260

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. As of December 31, 2009, we have $42.3 million that remains available to repurchase additional shares under these plans. There have been no buybacks since December 31, 2009. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2009. We derived the selected financial data presented below for the five fiscal years ended December 31, 2009 from our audited financial statements. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our consolidated financial statements and the notes to those consolidated financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	As of or for the Year Ended December 31,
	2009	2008	2007(1)	2006	2005(2)
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$4,918,898	$4,600,454	$2,941,419	$1,197,142	$771,962
Net investment income	49,814	81,270	106,970	75,459	61,448
Fee and other income	19,776	37,130	26,412	27,645	18,294
Net realized (losses) gains on investments	(24,988)	(59,681)	(40,178)	4,818	5,044

Total revenues	4,963,500	4,659,173	3,034,623	1,305,064	856,748
Total benefits, claims and expenses	4,749,148	4,580,682	2,958,661	1,257,495	786,385

Income from continuing operations before equity in earnings of unconsolidated subsidiary	214,352	78,491	75,962	47,569	70,363
Equity in earnings (loss) of unconsolidated subsidiary	280	72,813	56,664	46,187	(3,980)

Income from continuing operations before taxes	214,632	151,304	132,626	93,756	66,383
Provision for income taxes	74,328	56,212	48,554	32,610	22,626

Income from continuing operations	140,304	95,092	84,072	61,146	43,757

Discontinued Operations:
Income from discontinued operations, net of taxes	—	—	—	9,788	10,119
Gain on Sale of discontinued operations, net of taxes	—	—	—	48,372	—

Income from discontinued operations	—	—	—	58,160	10,119

Net income	$140,304	$95,092	$84,072	$119,306	$53,876

Earnings per common share:
Basic:
Continuing operations	$1.73	$1.09	$1.20	$1.04	$0.76
Discontinued operations	—	—	—	0.99	0.18

Net income	$1.73	$1.09	$1.20	$2.03	$0.94

Diluted:
Continuing operations	$1.73	$1.08	$1.18	$1.02	$0.74
Discontinued operations	—	—	—	0.97	0.17

Net income	$1.73	$1.08	$1.18	$1.99	$0.91

(1)
Reflects the results of MemberHealth since its acquisition on September 21, 2007.

(2)
Amounts originally reported in our Annual Report on Form 10K for 2005 have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

	As of December 31,
	2009	2008	2007(1)	2006	2005(2)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,822,787	$1,567,348	$1,815,620	$1,677,973	$1,272,343
Total assets	3,814,856	3,862,163	4,089,256	2,585,042	2,224,344
Policyholder related liabilities	1,388,586	1,532,422	1,585,750	1,253,113	1,202,922
Outstanding bank debt	313,758	320,625	349,125	90,563	95,813
Trust preferred securities	110,000	110,000	110,000	75,000	75,000
Shareholders' equity	1,449,464	1,316,084	1,351,066	623,909	531,884
Book value per share:
Basic	$18.44	$15.58	$14.66	$10.54	$9.13
Data Reported to Regulators:
Statutory capital and surplus	$800,580	$611,497	$545,201	$282,453	$180,448
Asset valuation reserve	247	590	5,220	4,445	3,182

Adjusted capital and surplus	$800,827	$612,087	$550,421	$286,898	$183,630

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

        The following discussion and analysis presents a review of the Company as of December 31, 2009 and its results of operations for the fiscal years ended December 31, 2009, 2008 and 2007.

2009 Highlights:

  •
  Revenue increased 7% to $5.0 billion, compared 2008.

  •
  Pre-tax earnings increased $63.3 million to $214.6 million from 2008.

  •
  Membership in our network-based Plans increased 18% year-over-year, including 35% growth in our HMO expansion markets in Oklahoma, Wisconsin and Dallas, TX. This offset a 5% decline in PFFS membership due to lapsation.

  •
  Net retained Part D membership increased 125,000 from December 31, 2008.

  •
  For the 2010 Plan year, one or both of our Part D Plans bid under the benchmark in 30 of the 34 regions. We maintained all of our current auto-assigned regions and added three new regions and we were auto-assigned 148,604 additional dual-eligible members in 2010.

  •
  2009 diluted earnings per share of $1.73.

  •
  Recorded realized losses of $25.0 million, which included a charge of $17.4 million for the other-than-temporary impairment of investment securities, compared to realized losses of $59.7 million, including $59.8 million of OTTI recorded in 2008.

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

  •
  Recorded charge of $8.6 million, after tax, or $0.10 per share related to the proposed closing and restructuring of certain career sales offices.

  •
  Recorded $5.5 million tax benefit related to non-recurring items.

  •
  Implemented ASC 320, which increased retained earnings $10.7 million, with a corresponding increase to accumulated other comprehensive loss.

  •
  Repurchased 6.7 million of our shares at a cost of $60.9 million in 2009, in connection with our share repurchase plan.

Membership

        The following table presents our membership in Medicare Advantage and Part D products as of December 31, 2009 and 2008.

Membership by Segment	2009	2008
	(in thousands)
Medicare Advantage
PFFS	177	186
Network-based (HMO and PPO)	64	55

Total Medicare Advantage	241	241

Part D
CCRx	1,252	1,308
PRx(1)	445	264

Total Part D	1,697	1,572

Total Membership	1,938	1,813

(1)
2008 amount represents 50% of membership for the Prescription PathwaySM PDP, which was succeeded in 2009 by Prescriba RxSM (PRx). While membership in PRx is 100% retained by us, Prescription PathwaySM was operated in connection with a 50% joint venture partner. Actual membership at December 31, 2008 was 527,000.

Significant Transactions and Initiatives

  Medicare Advantage

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, which offers coverage to Medicare beneficiaries in 45 states and our Medicare coordinated care Plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the greater Dallas area, 15 counties in Oklahoma and 4 counties in Wisconsin. In January 2010, we expanded our PPO products to 126 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, in 2008, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approved CMS network access requirements or in certain designated rural areas. We have begun to implement a strategy to develop network-based products in selected core markets to enable the migration of our PFFS membership to these products. These businesses provide managed care for seniors under contracts with CMS.

        As of December 30, 2009, our enrollment in network-based plans (HMO and PPO) has increased to approximately 64,300 members from 54,300 members at December 31, 2008. As of December 31, 2009, our enrollment in PFFS plans has decreased to approximately 176,200 members, compared with 186,200 members at December 31, 2008.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the Medicare Modernization Act in 2003. The federal government pays a portion of the premium for this insurance, and the balance (if any) is due from the enrolled beneficiary. The federal government also provides additional subsidies in the form of premium support, coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries and the federal reinsurance subsidy for claims in the catastrophic benefit phase. For the 2009 plan year, we offered through our insurance subsidiaries, our Community CCRxSM and

PerscribaRxSM prescription drug plans in all 34 regions designated by CMS in which we bid and one or both of our plans bid under the benchmark in 27 of the 34 regions. For the 2010 Plan year, one or both of our plans bid under the benchmark in 30 of the 34 regions, and were auto-assigned 148,604 additional dual-eligible members.

  Life Insurance and Annuity Reinsurance Transaction

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

Segment Overview

  Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage,

  •
  Medicare Part D,

  •
  Traditional Insurance, and

  •
  Senior Administrative Services.

        We also report the activities of our holding company in a separate segment. See Note 27—Business Segment Information in our consolidated financial statements included in this annual report on Form 10-K for a description of our segments.

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

Results of Operations—Consolidated Overview

        The following table reflects income from each of our segments and contains a reconciliation to reported net income:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$134,810	$94,625	$52,726
Medicare Part D(1)	178,344	127,444	116,888
Traditional Insurance(1)(2)	(20,518)	4,845	14,106
Senior Administrative Services(1)	8,486	22,020	24,124
Corporate(1)	(61,502)	(37,949)	(35,040)
Net realized losses on investments(1)	(24,988)	(59,681)	(40,178)

Income before provision for income taxes(1)	214,632	151,304	132,626
Provision for income taxes	74,328	56,212	48,554

Net income	$140,304	$95,092	$84,072

Earnings per common share (diluted)	$1.73	$1.08	$1.18

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which reflects the effect of realized gains and losses in the determination of net income. The schedule above reconciles our segment income to net income in accordance with generally accepted accounting principles.

(2)
Includes $3.9 million goodwill impairment in 2008.

  Years ended December 31, 2009 and 2008

        Net income for the year ended December 31, 2009 was $140.3 million, or $1.73 per diluted share, compared to net income of $95.1 million, or $1.08 per diluted share for the year ended December 31, 2008. The net income for the year ended December 31, 2009 includes realized investment losses, net of taxes, of $16.2 million, or $0.20 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. Net income for the year ended December 31, 2008 includes realized investment losses, net of taxes, of $38.8 million, or $0.44 per diluted share, also related primarily to the recognition of other-than-temporary impairments on investments. For the year ended December 31, 2009, our effective tax rate was 34.7%, compared with 37.2% for the same period of 2008. The decline in the effective rate for the year ended December 31, 2009 is due to the recording of $5.5 million of non-recurring tax benefits during the third quarter of 2009. This benefit resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006. Absent this non-recurring benefit, the effective rate would have been 37.2% for the year ended December 31, 2009.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $134.8 million for the year ended December 31, 2009, an increase of $40.2 million compared to the year ended December 31, 2008. These results reflect $21.1 million of favorable CMS reconciliations and reserve development in 2009 as compared to $42.1 million in 2008. The increase in earnings was driven by higher medical operating income generated by higher premium, an improvement in the medical benefit ratio of 80 basis points and higher net investment income, partially offset by the $3.5 million restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets. The improvement in the medical benefit ratio is due primarily to higher premium per member related to changes in members' risk scoring process in 2009 and the $18.9 million in false claims submitted by fictitious providers, in our PFFS business during the fourth quarter of 2008.

        Our Medicare Part D segment income for the year ended December 31, 2009 increased by $50.9 million versus the comparable period in 2008. These results reflect favorable CMS reconciliations and reserve development of $0.5 million in 2009 as compared to net negative prior period development of $0.6 million in 2008. In addition, premium growth and improved benefit and expense ratios exceeded the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability by approximately $50 million.

        Results for our Traditional Insurance segment decreased by $25.4 million compared to the year ended December 31, 2008. The reinsurance transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.4 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $37.1 million decrease in net investment income caused by a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above and by lower average yields on retained business, which was offset by a reduction in commissions and general expenses of $19.5 million.

        Segment income before taxes for our Senior Administrative Services segment declined by $13.5 million, or 62%, to $8.5 million for the year ended December 31, 2009, as compared to 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $23.6 million, or 62%, for the year ended December 31, 2009 compared to 2008. This was due primarily to a $13.6 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

  Years ended December 31, 2008 and 2007

        Net income for 2008 was $95.1 million, or $1.08 per diluted share, compared to $84.1million, or $1.18 per diluted share for 2007. Net income for 2008 reflects realized investment losses, net of tax, of $38.8 million, or $0.44 per diluted shares, relating primarily to the recognition of other-than-temporary impairment of some of our securities with exposure to subprime mortgages, other structured securities and corporate securities. Income from continuing operations for 2007 reflects realized investment losses, net of tax, of $26.1 million, or $0.37 per diluted shares, relating primarily to the recognition of other-than-temporary impairment of some of our securities with exposure to subprime mortgages.

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

        Our Traditional Insurance segment income before taxes decreased by $9.3 million compared to 2007, due to $3.9 million impairment of goodwill and lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for 2008, compared with 75.3% for 2007. Individual loss ratios for 2008 were 75.2% for Medicare supplement, compared with 73.4% for 2007, due to higher skilled nursing facility claims and aging of the business; 91.7% for specialty health, compared with 90.1% for last year and 65.8% for life and annuity, compared with 67.1% for 2007.

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

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Net premiums	$2,616,596	$2,404,067	$1,920,309
Net investment and other income	26,394	16,626	23,142

Total revenue	2,642,990	2,420,693	1,943,451

Medical expenses	2,156,603	2,001,163	1,611,824
Amortization of intangible assets	4,584	4,056	3,844
Restructuring costs	3,500	—	—
Commissions and general expenses	343,493	320,849	275,057

Total benefits, claims and expenses	2,508,180	2,326,068	1,890,725

Segment income before taxes	$134,810	$94,625	$52,726

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, which offers coverage to Medicare beneficiaries in 45 states as well as our Medicare coordinated care Plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the surrounding Dallas area, 15 counties in Oklahoma and 4 counties in Wisconsin. In January 2010, we expanded our PPO products to 126 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approved CMS network access requirements or in certain designated rural areas. We have developed network-based products in selected core markets to enable the migration of our PFFS membership to these products. These businesses provide managed care for persons with Medicare under contracts with CMS.

  Years ended December 31, 2009 and 2008

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $134.8 million for the year ended December 31, 2009, an increase of $40.2 million compared to the year ended December 31, 2008. These results reflect $21.1 million of favorable CMS reconciliations and reserve development in 2009 as compared to $42.1 million in 2008. The increase in earnings was driven by higher medical operating income generated by higher premium, an improvement in the medical benefit ratio of 80 basis points and higher net investment income, partially offset by the $3.5 million restructuring costs incurred during the second quarter and continued investment in the development of provider networks for our expansion PPO markets. The improvement in the medical benefit ratio is due primarily to higher premium per member related to changes in members' risk scoring process in 2009 and the $18.9 million in false claims submitted by fictitious providers, in our PFFS business during the fourth quarter of 2008.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $212.5 million compared to the year ended December 31, 2008, primarily due to premium growth resulting from an increase in overall premium rates per member, growth in HMO membership and net premium generated by our new PPO markets. Total member months in our Medicare Advantage Plans for the year ended December 31, 2009 were down slightly from prior year with gains in membership in our HMO Plans being offset by lapses in our PFFS Plans. In addition, net investment income increased due to higher investment levels, partially offset by lower yields.

        Benefits, Claims and Expenses.    Medical expenses increased by $155.4 million compared to the year ended December 31, 2008, consistent with the higher level of earned premium. The Medicare Advantage medical benefit ratio decreased to 82.4% for the year ended December 31, 2009 from 83.2% for the same period in 2008, primarily as a result of the items discussed above. In the second quarter of 2009 we recorded a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our health plan business. Commissions and general expenses increased by $22.6 million compared to the year ended December 31, 2008 primarily as the result of an increase in expenses to support the continued investment in the development of provider networks for our expansion PPO markets. However, the ratio of commissions and general expenses to premiums decreased to 13.1% for the year ended December 31, 2009 from 13.3% in 2008 primarily due to increased efficiencies.

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

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $483.8 million compared to the year ended December 31, 2007, primarily due to premium growth in both our PFFS and HMO markets. Total member months in our Medicare Advantage Plans for the year ended December 31, 2008 was up from prior year with gains in membership in our HMO Plans and our PFFS Plans. This was partially offset by a decline in net investment income due to lower short term interest rates.

        Benefits, Claims and Expenses.    Medical expenses increased by $389.3 million compared to the year ended December 31, 2007, consistent with the higher level of earned premium. The Medicare

Advantage medical benefit ratio decreased to 83.2% for the year ended December 31, 2008 from 83.9% for the same period in 2007, primarily as a result of the items discussed above. Commissions and general expenses increased by $45.7 million compared to the year ended December 31, 2007 primarily as the result of an increase in expenses to support the development of provider networks for our PPO markets and growth in membership in our PFFS and HMO Plans. However, the ratio of commissions and general expenses to premiums decreased to 13.3% for the year ended December 31, 2008 from 14.3% in 2007 primarily due to increased efficiencies.

Segment Results—Medicare Part D

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Direct and assumed premiums	$2,016,387	$2,089,226	$950,986
Risk corridor adjustment/government reinsurance	(33,580)	9,273	(113,545)

Direct and assumed premiums after risk corridor adjustment	1,982,807	2,098,499	837,441
Ceded premiums	(1,900)	(296,372)	(258,650)

Net premiums	1,980,907	1,802,127	578,791
Other Part D income—PDMS	280	72,813	56,664

Total Part D revenue	1,981,187	1,874,940	635,455
Net investment and other income	3,204	21,130	7,083

Total revenue	1,984,391	1,896,070	642,538

Pharmacy benefits	1,587,075	1,533,090	427,195
Amortization of intangibles	16,046	16,022	4,437
Commissions and general expenses	202,926	219,514	94,018

Total benefits, claims and expenses	1,806,047	1,768,626	525,650

Segment income before taxes	$178,344	$127,444	$116,888

        Reported results for our Medicare Part D business are subject to seasonality during a given calendar year. This is due to the uneven nature of the standard benefit design under Medicare Part D. Consequently, this business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        Other Part D income—PDMS represents our equity in the earnings of PDMS—see Note 10 of the notes to the Consolidated Financial Statements. We report this as revenue for segment reporting purposes because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we reflect this amount as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 27 of the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Our strategic alliance with CVS/Caremark was terminated effective December 31, 2008. Upon termination of this strategic alliance, CVS/Caremark and Universal American were each assigned responsibility for the drug benefit of specific Prescription Pathway's Plan members in a manner to achieve an approximately equal distribution of the value of business that had been generated by the strategic alliance. Universal American has continued to operate PDPs derived from this business under the name PrescribaRx.

Effective January 1, 2009, PDMS no longer managed the strategic alliance and did not earn revenue or incur expenses related to the 2009 Medicare PDP year. PDMS was dissolved in December 2009.

        In 2008, the Prescription PathwaySM business was reinsured on a 50% coinsurance basis with PharmaCare Re, a subsidiary of CVS/Caremark, and we retained a 50% share in that business. There was no reinsurance for the PrescribaRx business in 2009, and therefore we retained 100%.

  Years ended December 31, 2009 and 2008

        Our Medicare Part D segment income for the year ended December 31, 2009 increased by $50.9 million versus the comparable period in 2008. These results reflect favorable CMS reconciliations and reserve development of $0.5 million in 2009 as compared to net negative prior period development of $0.6 million in 2008. In addition, premium growth and improved benefit and expense ratios exceeded the elimination of income generated from our interest in PDMS and the amortization of the below market contract liability by approximately $50 million.

        Membership.    At December 31, 2009, total membership for Medicare Part D, based on enrollment information provided by CMS, was approximately 1,697,000 members, an increase of 125,000 members, or 8.0% compared to net retained membership of 1,572,000 members at December 31, 2008. Net retained membership at December 31, 2008 excludes members that were reinsured to CVS/Caremark. The increase in membership was principally attributable to growth from open enrollment and dual eligible members automatically assigned to our Plans in 2009.

        Revenues.    Net premiums for the year ended December 31, 2009 increased by $178.8 million, or 10%, versus the comparable period in 2008. The increase in net premiums was primarily attributable to an increase in net retained membership of 125,000 members, offset by a decrease in the government risk corridor receivable. Net premiums for the year ended December 31, 2009 included items related to prior Plan years, which increased total revenue by approximately $14.7 million (net of the impact of government risk corridor). These items were comprised of $9.2 million in risk adjustment revenue related to our 2008 membership and $5.5 million related to the final CMS prescription drug event, known as PDE, reconciliations for prior Plan years. Net premiums for the year ended December 31, 2008 included items which reduced total revenue by approximately $3.9 million (net of the impact of the government risk corridor) related to final CMS PDE reconciliation for the 2007 Plan year. In addition, net premiums for the year ended December 31, 2008 included $39.2 million in amortization of a below market contract liability.

        Other Part D income—PDMS for the year ended December 31, 2009, decreased by $72.5 million versus the comparable period in 2008, as a result of the termination of our strategic alliance with CVS/Caremark. Net investment and other income decreased by $17.9 million principally as a result of a decrease in revenue earned by MemberHealth for third party services performed in 2008 that were discontinued in 2009.

        Benefits, Claims and Expenses.    Pharmacy benefits for the year ended December 31, 2009, increased by $54.0 million, or 3.5%, compared to the year ended December 31, 2008. The ratio of incurred prescription drug benefits to net premium was 80.1% and 85.1% for the years ended December 31, 2009 and 2008, respectively. The improvement in the ratio of incurred prescription drug benefits to net premium is attributable to more competitive network rates available through our claims processor, combined with higher rebates that resulted from the consolidation of our Medicare Part D contracts with pharmaceutical manufacturers. In addition, pharmacy benefits for the year ended December 31, 2009 include $14.2 million in items related to prior plan years. These items increased benefits and are primarily attributable to co-pay refunds that will be issued to members for the 2008 plan year, partially offset by rebates earned in prior periods. Pharmacy benefits for the year ended December 31, 2008 included a $2.0 million reduction related to the final 2007 CMS PDE and plan to plan membership reconciliations. Commissions and general expenses for the year ended December 31, 2009 decreased by $16.6 million versus the comparable period in 2008 with the decrease largely attributable to our restructuring of the Medicare Part D call center, other member services and PBM services which began during 2008 and was completed in 2009.

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

        Membership.    At December 31, 2008, our net retained membership for Medicare Part D was 1,572,000 members compared to net retained membership of 1,429,000 members at December 31, 2007, an increase of 143,000 members or 10% over December 31, 2007. Net retained membership excludes members that were reinsured to CVS/Caremark. The increase is principally attributable to growth from open enrollment, and dual eligible members auto assigned to our plans in 2008. At December 31, 2008, our Part D membership reflects approximately 1,308,000 members enrolled in our Community CCRxSM PDP and retained membership of 264,000 members enrolled in our Prescription PathwaySM business, which we participate in on a 50% basis. Prior to January 1, 2008, we participated, on a 33.3% basis, in Arkansas BCBS which had approximately 25,000 members at December 31, 2007.

        Revenues.    Net premiums increased by $1,223.3 million, or 211%, compared to the prior year period. This growth resulted primarily from the inclusion of a full year of business for MemberHealth which generated $1,542.8 million of net premiums for the year ended December 31, 2008 compared to $398.2 million in the three months after acquisition in 2007. The MemberHealth premium for the year ended December 31, 2008 reflects $39.2 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $122.8 million compared to the year ended December 31, 2007. The government risk corridor adjustment from MemberHealth for the year ended December 31, 2008 was an increase in revenues of $13.3 million, which was an increase of $93.4 million over the prior year as we acquired MemberHealth on September 21, 2007. The government risk corridor adjustment from our Prescription PathwaySM business decreased revenue $1.4 million for the year ended December 31, 2008 compared to a decrease of $33.4 million for the same period in 2007. Net premiums for 2008 also reflect retroactive adjustments which reduced total revenue by approximately $4.6 million. These adjustments were comprised of $0.8 million related to risk adjustment revenue for our 2007 membership and $3.8 million related to the final CMS PDE reconciliation for the 2007 Plan year.

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

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $1,105.9 million compared to the year ended December 31, 2007. The MemberHealth business generated $1,262.2 million of benefits for the year ended December 31, 2008, which was an increase of $1,067.7 million over the prior year period due to the acquisition of MemberHealth on September 21, 2007. The 2008 pharmacy benefits reflect a $4.0 million reduction related to the final 2007 CMS PDE and Plan to Plan Membership reconciliations for MemberHealth. Pharmacy benefits for our Prescription PathwaySM business increased by $38.2 million or 16% over the prior year period. The ratio of incurred prescription drug benefits to net premium for our Medicare Part D business was 85.1% compared to 73.8% for 2007 primarily as a result of the impact in 2008 of the negative 2007 revenue adjustments discussed above as well as increased benefits. Amortization of intangibles increased $11.6 million as the result of a full year of amortization of intangible assets recorded in connection with the acquisition of MemberHealth compared with three months in 2007. Commissions and general expenses increased by $125.5 million, compared to the year ended December 31, 2007. Commissions and general expenses for our PBM and CCRx business increased $121.8 million over the prior year as a result of a full year in 2008 compared to three months in 2007. The balance of the increase of $3.7 million relates to the growth in our Prescription PathwaySM business.

Segment Results—Traditional Insurance

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Net premiums	$321,423	$394,275	$442,163
Net investment income	23,062	60,189	71,189
Other income	1,959	1,120	1,311

Total revenue	346,444	455,584	514,663
Policyholder Benefits	250,707	302,608	332,971
Interest credited to policyholders	4,284	14,736	17,819
Change in deferred acquisition costs	7,786	14,273	15,389
Amortization of intangible assets	2,721	3,319	3,530
Goodwill Impairment	—	3,893	—
Loss on reinsurance and other related costs	7,624	—	—
Restructuring costs	1,404	—	—
Commissions and general expenses, net of allowances	92,436	111,910	130,848

Total benefits, claims and expenses	366,962	450,739	500,557

Segment income (loss) before taxes	$(20,518)	$4,845	$14,106

  Years ended December 31, 2009 and 2008

        Results for our Traditional Insurance segment decreased by $25.4 million compared to the year ended December 31, 2008. The reinsurance transaction with Commonwealth to reinsure substantially all of the net retained life and annuity business resulted in a loss and other related costs of approximately $7.6 million. Additionally, a $1.4 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to net income was primarily caused by a $37.1 million decrease in net investment income caused by a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above and by lower average yields on retained business, which was offset by a reduction in commissions and general expenses of $19.5 million.

        The following tables detail premium for the segment by major lines of business:

Premium

	Year ended December 31,
	2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$324,347	$(82,861)	$241,486	$373,990	$(99,539)	$274,451
Specialty health	72,447	(11,169)	61,278	251,217	(184,209)	67,008
Life insurance and annuity	74,182	(55,523)	18,659	76,556	(23,740)	52,816

Total premium	$470,976	$(149,553)	$321,423	$701,763	$(307,488)	$394,275

        Revenues.    Net premiums declined by $72.9 million, or 18.5% compared to the year ended December 31, 2008. As a result of the reinsurance transaction with Commonwealth, life and annuity premium ceded increased by $31.8 million. The remaining decrease is primarily a result of the continued effect of lapsation of our senior market and specialty health in-force business. Gross and ceded premium for specialty health both declined by $171.8 million as the result of the June 30, 2008 termination of the reinsurance arrangement with PharmaCare Re for the state of Connecticut employees. The decrease in net investment income is primarily due to the decrease in invested assets as a result of the Commonwealth reinsurance transaction as well as lower yield on retained assets.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $51.9 million, or 17.2%, compared to the year ended December 31, 2008. This decline was due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net life and annuity benefits retained of $21.4 million, and a net reduction in senior market product benefits of $30.7 million. The reduction in senior market benefits is mainly a result of a decline in the business in-force. Individual loss ratios for the twelve months ended December 31, 2009 were 72.8% for senior market, compared with 75.2% for the same period last year, and 100.5% for specialty health, compared with 91.7% for the same period last year. The increase in the Specialty loss ratio was primarily caused by an increase in frequency of long term care claims. The change in deferred acquisition cost decreased $6.5 million, or 45.4%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth.

        The following table details the components of commission and general expenses, net of allowances:

	Year ended December 31,
	2009	2008
	(in thousands)
Commissions	$53,321	$63,752
Other operating costs	69,787	80,200
Reinsurance allowances	(30,672)	(32,042)

Commissions and general expenses, net of allowances	$92,436	$111,910

        Commissions and general expenses, net of allowances, decreased by $19.5 million compared to the year ended December 31, 2008. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $10.4 million for the year ended December 31, 2009, compared to the twelve months ended December 31, 2008. This is primarily due to the lower levels of business in-force. Allowances received from reinsurers decreased $1.4 million for the year ended December 31, 2009 from the year ended December 31, 2008, primarily due to the termination of the State of Connecticut employees reinsurance arrangement with PharmaCare Re effective June 30, 2008 partially offset by an increase in allowances received on life and annuity business reinsured to Commonwealth.

  Years ended December 31, 2008 and 2007

        Our Traditional Insurance segment income before taxes decreased by $9.3 million compared to 2007, due to $3.9 million impairment of goodwill and lower earnings on specialty health and life insurance and annuity businesses, partially offset by increased earnings on Medicare supplement business. The declines were primarily due to lower investment income. The overall loss ratio for the segment was 76.8% for 2008, compared with 75.3% for 2007. Individual loss ratios for 2008 were 75.2% for Medicare supplement, compared with 73.4% for 2007, due to higher skilled nursing facility claims and aging of the business; 91.7% for specialty health, compared with 90.1% for 2007 and 65.8% for life and annuity, compared with 67.1% for 2007.

        Revenues.    Net premiums declined by $47.9 million or 11% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business.

	Year ended December 31,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$373,990	$(99,539)	$274,451	$429,041	$(117,924)	$311,117
Specialty health	251,217	(184,209)	67,008	414,256	(340,848)	73,408
Life insurance and annuity	76,556	(23,740)	52,816	77,978	(20,340)	57,638

Total premium	$701,763	$(307,488)	$394,275	$921,275	$(479,112)	$442,163

        Both direct and ceded premiums for specialty health declined by $153 million as a result of the termination of the State of Connecticut reinsurance agreement effective June 30, 2008.

        Net investment income decreased by $11.0 million as a result of less invested assets caused by less business in force as well as lower interest rates.

        Benefits, Claims and Expenses.    Policyholder benefits incurred and interest credited to policyholders declined by $33.4 million, or 10%, compared to 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $21.8 million as well as declines in the levels of Specialty Health and Life and Annuity benefits as a result of a decline in the business partially offset by an increase in the Medicare Supplement loss ratio to 75.2% for 2008 from 73.4% for 2007.

        During our annual valuation of the recovery of goodwill, we concluded that the fair value of the Traditional reporting unit had declined, and as a result, we recorded an impairment charge of $3.9 million to eliminate its goodwill. For further discussion of this adjustment, refer to Note 7 of notes to consolidated financial statements elsewhere in this Annual Report on Form 10-K.

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

Segment Results—Senior Administrative Services

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Affiliated fee revenue
Medicare supplement	$12,516	$19,560	$23,342
Part D	—	27,873	25,057
PFFS	—	—	18,382
Long term care	4,160	2,460	2,234
Life insurance	4,880	4,307	2,169
Other	6,593	6,479	8,440

Total affiliated revenue	28,149	60,679	79,624

Unaffiliated fee revenue
Medicare Advantage	3,725	11,795	11,528
Medicare supplement	4,971	5,462	5,848
Long term care	4,712	5,777	7,020
Non-insurance products	588	830	1,426
Part D	—	200	1,345
Other	76	145	163

Total unaffiliated revenue	14,072	24,209	27,330

Total revenue	42,221	84,888	106,954

Amortization of present value of future profits	208	367	441
General expenses	33,527	62,501	82,389

Total expenses	33,735	62,868	82,830

Segment income before taxes	$8,486	$22,020	$24,124

        In 2007 and 2008, we performed administrative functions for the affiliated Part D line that the affiliated entities perform directly in 2009. In 2007, we performed administrative functions for the affiliated PFFS business that the affiliated entities performed directly in 2008 and 2009. We eliminated these fees, together with affiliated revenue, in consolidation.

  Years ended December 31, 2009 and 2008

        Segment income before taxes for our Senior Administrative Services segment declined by $13.5 million, or 62%, to $8.5 million for the year ended December 31, 2009, as compared to 2008. This decrease is primarily the result of a reduction in service fee revenues, net of a corresponding decrease in general expenses.

        Revenue declined by $42.7 million, or 50%, during the year ended December 31, 2009 compared to 2008. Affiliated service fee revenue decreased by $32.5 million primarily as a result of the loss of fee income associated with the administration of our Part D business that is performed directly by the affiliated entities in 2009 as well as a reduction in fee levels and lower policies in-force for our affiliated Medicare supplement business, partially offset by growth in revenues on services performed for affiliated long term care and life insurance business. Unaffiliated service fee revenue decreased by $10.2 million, due primarily to a decrease in services performed for unaffiliated Medicare Advantage, long term care and Medicare supplement business. General expenses for the segment decreased by $29.0 million, or 46%, primarily due to the decline in the business discussed above.

  Years ended December 31, 2008 and 2007

        Segment income before taxes for our Senior Administrative Services segment decreased by $2.1 million, or 9%, to $22.0 million for the year ended December 31, 2008, as compared to 2007. This decrease is primarily the result of reduced levels of affiliated service fee revenues, net of a decrease in general expenses.

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

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Interest expense	$19,937	$23,694	$20,480
Early extinguishment of debt	—	—	1,343
Amortization of capitalized loan origination fees	1,325	1,048	1,128
Stock-based compensation expense	7,127	6,367	4,573
Other parent company expenses, net revenues	33,113	6,840	7,516

Segment loss before taxes	$61,502	$37,949	$35,040

  Years ended December 31, 2009 and 2008

        The loss from our Corporate segment increased by $23.6 million, or 62%, for the year ended December 31, 2009 compared to 2008. This was due primarily to a $13.6 million charge related to the proposed closing and restructuring of certain career sales offices in 2009, a significant non-recurring release of a bonus accrual in the first quarter of 2008, higher stock-based compensation costs for equity awards to employees and directors, higher levels of expense and lower net investment income, partially offset by lower borrowing costs.

        The decrease in interest expense of $3.8 million is due primarily to a reduction in the interest rates charged on the debt, as compared to 2008. The weighted average interest rate on our loan payable was 4.0% for 2009 compared to 4.6% for 2008. The weighted average interest rate on our other long term debt was 6.2% for 2009 compared to 7.4% for 2008. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation expense of $0.8 million resulted primarily from option awards, in the last quarter of 2008 and the first nine months of 2009, to directors, officers and other employees approved by the compensation committee.

        Other parent company expenses, net of revenues, increased $26.3 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wise cost reduction effort, we recorded a $6.3 million charge to earnings. An additional $7.3 million charge to earnings was recorded in the fourth quarter of 2009 as additional under-performing field offices were closed. The remaining variance was primarily due to the release in the first quarter of 2008 of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, compared with a $0.5 million release for similar reasons in the first quarter of 2009 as well as increased staffing and outside service costs. In addition, net investment income decreased $2.7 million as a result of lower invested assets at a lower rate.

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

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2009, are shown below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
	(in thousands)
Long Term Debt Obligations(1):
Trust preferred securities(2)	$217,986	$6,436	$11,128	$8,221	$192,201
Loan payable(3)	350,724	16,824	333,900	—	—
Operating Lease Obligations	32,284	6,461	15,598	3,945	6,280
Purchase Obligations(4)	25,400	4,600	10,200	7,600	3,000
Policy Related Liabilities(5):
Reserves and other policy liabilities—life	5,866	796	601	500	3,969
Reserve for future policy benefits—health	428,476	23,372	43,936	40,441	320,727
Policy and contract claims—health	363,105	326,336	36,769	—	—

Total	$1,423,841	$384,825	$452,132	$60,707	$526,177

(1)
These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2009.

(2)
Trust preferred securities all have scheduled maturities of 30 years from the dates of issue; however they are all callable by us five years from the date of issuance. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the More than 5 Years column. The trust preferred securities generally have floating rate interest rates. However, the interest rate on $50 million of the trust preferred securities is fixed through its no call period and then converts to a floating rate. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2009 to all future periods. Additionally, we assumed that, upon the expiration of the fixed rate, the rate for the respective trust preferred security adjusted to a variable rate using the current base rate.

(3)
Reflects scheduled amortization through final maturity in 2012. The loan payable is floating rate debt, although we pay a fixed rate on $250 million through the use of swap agreements. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2009 to all future periods.

(4)
Reflects minimum obligations on our outsourcing contracts, See "Outsourcing Arrangements" in Part 1, Item 1 of this annual report on Form 10-K. The amount of service provided under the contracts and the levels of business processed affect our actual monthly payments. Currently, our actual payments exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon anticipated future service levels.

(5)
Our obligations for policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders, net of amounts recovered from reinsurers. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our reserves for policy liabilities and policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers, will be sufficient to fund our policy related obligations. On our consolidated balance sheet in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reflected as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. However, as of December 31, 2009, all of our primary reinsurers were rated "A –" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $1.7 billion.

Liquidity and Capital Resources

Sources and Uses of Liquidity to the Parent Company, Universal American Corp.

        We require cash at our parent company to support the growth of our insurance subsidiaries and HMO affiliates, meet our obligations under our credit facility, fund potential growth through acquisitions of other companies or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses and fund other corporate finance activities.

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

        Insurance subsidiaries and HMO affiliates—surplus note principal repayments, Dividends and Capital Contributions.    We require cash at our insurance subsidiaries and HMO affiliates to meet our policy related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used to make dividend and surplus note principal payments to our parent company, subject to certain restrictions.

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

        At December 31, 2009, we held cash and cash equivalents totaling $755 million and fixed maturity securities that could readily be converted to cash with carrying values of $965 million at our insurance companies and HMO affiliates. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        American Exchange made $5.6 million in principal payments on the surplus note during June 2009 resulting in the note being paid in full. Prior to repayment, this note bore interest at LIBOR plus 250 basis points.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bears interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, at December 31, 2008, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made during the year ended December 31, 2009. As of December 31, 2009, Pyramid's risk-based capital ratio was below 450%, thus principal repayments are not likely to be made in 2010.

        Our parent holding company did not make capital contributions to American Exchange during 2009 and 2008. American Exchange did not make capital contributions to its subsidiaries during 2009 and made a $7.0 million capital contribution to its Pyramid subsidiary and a $6.5 million capital contribution to its Marquette subsidiary during 2008. Further, no dividends were declared nor paid to American Exchange from its subsidiaries during 2009 and 2008.

        Capital contributions to and dividends from for our HMO affiliates are made through our managed care holding company, Heritage Health Systems, Inc., known as HHSI. HHSI made capital contributions totaling $9.7 million to its HMO subsidiaries for the year ended December 31, 2009. HHSI made capital contributions totaling $1.6 million during the year ended December 31, 2008. No dividends were declared nor paid to HHSI from its subsidiaries during 2008 and 2009.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver. This Credit Facility has customary covenants and requirements including a leverage ratio test, minimum risk based capital requirements for our insurance companies and, under certain conditions, the ability to pose limitations on certain investments, dispositions and our ability to make restricted payments. Other than the limitations on restricted payments (see the ensuing paragraph and Note 14 - Loan Payable), as of December 31, 2009, we were well in excess of minimum requirements, such that there would be no material effect on our ability to operate our business or incur additional indebtedness and there were no covenant violations.

        In November 2009, the 2007 Credit Facility was amended (the "November 2009 Amendment") which provided us with the ability to make an additional $75 million of restricted payments in exchange for prepayments of Term Loan principal and increases in borrowing spreads and fees (see Note 14 - Loan Payable). As of December 31, 2009, $313.8 million was outstanding under the term loan agreement and the weighted average interest rate on the term loan portion of the credit facility was 1.28%. $250 million of this $313.8 million term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see Note 16 Derivative Instruments—Cash Flow Hedges and the ensuing paragraph), resulting in a total blended interest rate of 4.34% on the $313.8 million as of December 31, 2009. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 25 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $3.1 million and repayments of $3.8 million, as a result of the November 2009 Amendment, and interest payments totaling $7.2 million during the year ended December 31, 2009.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. During 2009, we paid a net amount of $6.3 million in association with these swap agreements.

        In 2003 and 2007, we formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.33%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $7.2 million during the year ended December 31, 2009.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage backed securities and in corporate fixed maturity securities with investment grade ratings of BBB – or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2009, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of December 31, 2009, approximately 47% of our portfolio is in cash equivalents, largely in government money market funds, and, in the aggregate, approximately 82% of our portfolio is securities backed by the US government or its agencies.

        The net yields on our cash and invested assets decreased to 2.9% for the year ended December 31, 2009, from 4.8% for the year ended December 31, 2008.

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

        The following table presents a summary of our policy-related liabilities by category (dollars in thousands):

	Direct & Assumed				Net of Reserve Ceded to Reinsurers
Liability Type	2009	% of Total Policy Liabilities	2008	% of Total Policy Liabilities	2009	2008
Reserves and other policy liabilities—life	$599,442	43%	$616,819	40%	$4,295	$556,074
Reserves for future policy benefits—health	408,625	30%	415,026	27%	301,579	304,447
Policy and contract claims—health	380,519	27%	500,577	33%	362,596	469,656

Total policy liabilities	$1,388,586	100%	$1,532,422	100%	$668,470	$1,330,177

  Reserves and other policy liabilities—life

        Reserves and other policy liabilities—life represents the gross amount of liabilities on our life insurance business, including policyholder account balances on our investment and universal life type policies, future policy benefit reserves on our traditional life insurance policies and policy and contract claims on our life policies. In April, 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. A portion of our traditional business was not included in that reinsurance transaction, however much of that business is reinsured under separate treaties. We continue to sell traditional life products, primarily senior life.

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

        The amount of reserves for life insurance products we currently retain amounted to $4.3 million as of December 31, 2009.

  Reserves for future policy benefits—health

        Reserves for future policy benefits—health represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate.

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

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our policy and contract claims—health liability by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Policy and contract claims—health	2009	% of Total Policy Liabilities	2008	% of Total Policy Liabilities	2009	2008
	($ in thousands)
Medicare Part D	$91,027	6%	$180,309	12%	$86,086	$167,712
Medicare Advantage—PFFS & PPO	174,227	13%	197,942	13%	174,197	197,075
Medicare Advantage—HMO	64,693	5%	59,366	4%	61,663	56,367
Medicare supplement	30,763	2%	43,590	3%	23,517	31,715
Other—specialty	19,809	1%	19,370	1%	17,133	16,787

Total policy and contract claims—health	$380,519	27%	$500,577	33%	$362,596	$469,656

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

        The following table presents the components of the change in our policy and contract claims—health liabilities for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Balance at beginning of year	$500,577	$522,228
Less reinsurance recoverable	(33,086)	(56,580)

Net balance at beginning of year	467,491	465,648

Incurred related to:
Current year	3,979,830	3,846,808
Prior year development	3,603	(44,803)

Total incurred	3,983,433	3,802,005

Paid related to:
Current year	3,640,970	3,210,310
Prior year	447,358	589,852

Total paid	4,088,328	3,800,162

Net balance at end of period	362,596	467,491
Plus reinsurance recoverable	17,923	33,086

Balance at end of period	$380,519	$500,577

        Policy and contract claims—health decreased by $120.1 million at December 31, 2009 from December 31, 2008. This decrease was due primarily to a change in our Part D claims processing that resulted in reducing days' claims payable for Part D claims at December 31, 2009 compared to December 31, 2008.

        The medical cost amount, noted as "prior year development" in the table above, represents unfavorable or (favorable) adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2008 settled during 2009 for $3.6 million more than originally estimated, representing 0.1% of the incurred claims recorded in 2008.

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

        We had adjusted for the favorable historical trend and completion factor experience together with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves at December 31, 2008.

        During 2007, the claim reserve balances at December 31, 2006 ultimately settled for $1.5 million less than originally estimated, representing 0.2% of the incurred claims recorded in 2006.

        In 2007, we acquired MemberHealth. The "balances acquired" line item in the table above represents the accident and health claim liabilities acquired in this transaction.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2009 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
(3)%	$1,282	(3)%	$(12,976)
(2)%	$854	(2)%	$(8,651)
(1)%	$427	(1)%	$(4,325)
1%	$(427)	1%	$4,325
2%	$(854)	2%	$8,651
3%	$(1,281)	3%	$12,976

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

        We refer to these costs as deferred acquisition costs or DAC. For our net retained traditional life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944. Under ASC 944, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability as October 1, 2009, we determined the DAC was recoverable.

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

  Amortizing intangible assets

        We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Distribution channel acquired	3–30	Straight line over the estimated life of the asset
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames
Licenses	15	Straight line over the estimated weighed average life of the licenses
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        In accordance with ASC 350, Intangibles and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. There were no impairment losses relating to our amortizing intangible assets during 2009.

  Goodwill

        ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We had goodwill allocated to the following reporting units as follows (in thousands):

	December 31,
	2009	2008
Senior Managed Care—Medicare Advantage	$77,459	$77,459
Medicare Part D	448,215	448,215
Traditional Insurance(1)	—	—
Senior Administrative Services	4,357	4,357

Total Goodwill	$530,031	$530,031

(1)
Goodwill eliminated as a result of impairment at December 31, 2008. See discussion below.

        Our annual goodwill impairment test follows a two step process as defined in ASC 350. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        Our strategy, long-range business plan, and annual planning process are used to support our valuation of our reporting units. Our valuations are based primarily on an analysis of discounted cash flows for each reporting unit. Outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. Key assumptions, including changes in membership, premium yields, medical cost trends and selected government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. Other assumptions include levels of economic capital, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. We use a range of discount rates that correspond to a market-based weighted-average cost of capital. Decreases in business growth, decreases in earnings projections, increases in the weighted average cost of capital and increases in the amount of required capital for a reporting unit will all cause the reporting unit's fair value to decrease. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. These assumptions can be impacted by general factors, including: the U.S healthcare economy, health care reform and federal monetary policy.

        Our businesses participate in the U.S. health care economy, which comprises a significant portion of the gross domestic product and which has grown consistently for many years. Management expects overall spending on health care in the U.S. to continue to rise in the future, based on inflation, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be impacted by a variety of factors, including macro-economic conditions and proposed health care reforms, which could also impact our results of operations.

        There has been significant discussion recently about health care reforms at both state and national levels, due to the size of and national interest in the health economy. Examples of health care reform proposals include policy changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new taxes on health insurers, or restructuring of the Medicare or Medicaid programs. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results, financial position and cash flows could be materially adversely affected by such changes even if we correctly predict their occurrence. The current administration and various congressional leaders have expressed their interest in reducing payments to private plans offering Medicare Advantage over the intermediate term. On February 19, 2010, CMS released preliminary 2010 Medicare Advantage payment rates which represent a modest growth rate in the base payment of 1.38%. The growth rate is offset by other factors including a FFS normalization factor to account for the faster pace of risk score development among MA plans relative to fee for service Medicare and the phase out of IME payments. Overall, the increase in the base payment is insufficient to cover our projected trend in medical expense. Management believes that there are a number of annual adjustments we can make to our operations which may serve to partially offset any impact from these rate reductions. For example, we can adjust members' benefits and/or premiums, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. There can be no assurance that we will be able to successfully execute on these or other strategies to address changes in the Medicare Advantage program. The reduction of payments to private plans may also cause declines in the number of seniors participating in Medicare Advantage and the industry-wide revenues and earnings derived from these plans. Our operating results, financial position and cash flows could be materially adversely affected by such declines. If industry-wide Medicare Advantage membership declines, there is likely to be increased demand for Medicare Supplemental insurance and Part D prescription drug coverage, and in both categories Universal American is a market leader.

        CMS has preliminarily proposed a modest increase in Medicare Advantage reimbursements for 2011 to be finalized by April 1, 2010.

        Our revenues are also impacted by U.S. monetary and fiscal policy as it effects interest rates, which impacts the interest income earned on our investments. Beginning in late 2008, the U.S. Federal Reserve decreased and has maintained the target federal funds rate to a range of zero to 25 basis points. As of December 31, 2009 our $1.8 billion portfolio of cash and investments is substantially composed of high quality securities and cash, and has a relatively short aggregate duration, which has been directly impacted by this interest rate reduction. Changes in federal monetary policy have reduced the level of investment income received from this portfolio on a year-over-year basis. In total, management believes that economic recessions will slow our revenue growth rate and could impact our operating profitability. Management also believes that government funding pressure, coupled with recessionary economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses.

        We operate a diversified set of health care businesses focused on the senior market. This business model has been designed to address a multitude of market sectors. We could see simultaneous increases and decreases in demand for our various products and services, depending on the scope, shape and timing of health care reforms. It is difficult to predict the outcome of reform discussions with precision over the mid- to long-term time horizon. For additional discussions regarding our risks related to health care reforms and Medicare Advantage reimbursement changes, see "Item 1A. Risk Factors" in Part I of this Annual Report on Form 10-K.

        During the fourth quarter of 2009, we performed our annual goodwill assessment for the individual reporting units based on information as of October 1, 2009. We determined, based on our "Step 1" impairment test, that our estimated fair value of our Part D Reporting unit was in excess of its carrying value by 12% and that our estimated fair value of our Senior Managed Care reporting unit was in excess of its carrying value by 19%. Our estimated fair value of our Senior Administrative Services reporting unit was also in excess of its carrying value. We concluded that there was no impairment of goodwill for these reporting units.

        The fair value for our Traditional reporting unit was below its carrying value, however, we had reduced the goodwill for that segment to zero at December 31, 2008 as a result of our 2008 annual test of recoverability. During our 2008 test, we concluded that the decline in value of the traditional reporting unit was due to decreasing sales outlooks and the lapsation of our Medicare supplement policies. We performed a "Step 2" analysis of our Traditional reporting unit to determine the amount of impairment. The allocation of our estimated fair value of our Traditional reporting unit to its respective assets and liabilities as of October 1, 2008 indicated an implied level of goodwill of $0. Therefore, at December 31, 2008, we recorded an impairment charge of $3.9 million to eliminate the goodwill for our Traditional reporting unit.

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our last goodwill impairment test as of October 1, 2009), the company's weighted average cost of capital and the company's stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

  Investment Valuation

        The fair value for fixed maturity securities is largely determined by third party pricing service market prices. The typical inputs that third party pricing services use are

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers,

  •
  and estimated cash flows and prepayment speeds.

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

        ASC 820, Fair Value Measurements and Disclosures, requires companies in the U.S. to classify their assets based on the certainty with which fair values can be calculated into three asset categories: Level 1, Level 2 and Level 3. Level 1 assets are the easiest to value accurately based on standard market-based prices and Level 3 are the most difficult. We have analyzed the third party pricing services valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified most securities that had prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        The following table presents the fair value of fixed maturity and equity securities that are carried at fair value by ASC 820 hierarchy levels, as of December 31, 2009 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—
Level 2	962,990	99.8%
Level 3	1,572	0.2%

	$964,562	100.0%

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

        The following table presents the fair value of the asset sectors within the ASC 820 Level 3 securities as of December 31, 2009 (in thousands):

	December 31, 2009		December 31, 2008
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$50	3.2%	$1,862	42.0%
Corporate debt securities	1,513	96.2%	2,082	47.0%
Equity securities	9	0.6%	490	11.0%

Total Level 3 securities	$1,572	100.0%	$4,434	100.0%

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

  •
  the recovery period.

        Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. During 2009, ASC 320-65-1 modified the criteria for recognition of other-than-temporary impairment (OTTI) of a debt security and we have adopted this new criterion into our accounting policy for investments.

  •
  If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an OTTI in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the balance sheet date.

  •
  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive loss.

After the recognition of an OTTI, we account for the debt security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

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

        As of December 31, 2009, we held subprime securities with par values of $136.2 million, an amortized cost of $52.6 million and a market value of $25.9 million representing approximately 1.4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)
2003	$4,229	$3,389	$(840)
2004	2,102	1,614	(488)
2005	23,384	14,914	(8,470)
2006	17,478	4,298	(13,180)
2007	5,427	1,730	(3,697)

Totals	$52,620	$25,945	$(26,675)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for 14 out of a total of 32 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began in 2007:

			2009 Quarter Ended
	Cumulative	2009	December 31	September 30	June 30	March 31	2008	2007
	(in thousands)
Subprime	$99,458	$10,497	$3,841	$146	$2,135	$4,375	$47,964	$40,997
Other structured	11,043	6,398	201	108	2,388	3,701	4,645	—
Corporate	7,177	—	—	—	—	—	7,177	—

	$117,678	$16,895	$4,042	$254	$4,523	$8,076	$59,786	$40,997

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of December 31, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings that were initially impaired during the first quarter of 2008. In addition, during 2008, we have recognized an other-than-temporary impairment on five other structured securities and three corporate securities. The corporate other-than-temporary impairment includes $6.1 million on two Lehman Brothers securities. During the year ended December 31, 2009, we recognized an additional other-than-temporary impairment on twelve subprime securities impaired in 2007 and 2008, plus one additional subprime holding in 2009.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services. However, we cannot give assurance that there will be no further impairments on these securities.

  Recognition of Premium Revenues and Policy Benefits—Medicare Products

        Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A–D.

          Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits; however, they are still required to pay out-of- pocket deductibles and coinsurance.

          Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

          Part C—Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

          Part D—Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain of our HMO, PPO and PFFS plans.

        These programs are administered by Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS.

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

        Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, changes in benefit levels, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

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

  Medicare Advantage Health Benefit Plans

        We receive monthly payments from CMS related to members in our HMO, PPO and PFFS Plans. The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Premium—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' risk score status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our HMO, PPO and PFFS plans. We estimate changes in CMS premium related to risk score adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members of our Medicare Advantage Health Benefit Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

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

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits, are subject to risk sharing through the risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

Medicare Part D Plans

        We receive monthly payments from CMS related to members in our stand-alone Part D Plans. The recognition of the premium and subsidy components under Part D is described below:

        CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk

Adjustment Provisions." We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members' risk scores. Changes in CMS premiums related to risk-score adjustments for our stand alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

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

        CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Deposit Accounting—Low-income cost sharing and catastrophic reinsurance subsidies represent funding from CMS for which we assume no risk and are reported as increases to CMS contract deposits in the consolidated balance sheets. Payments of the actual prescription drug costs related to the low-income cost sharing and catastrophic reinsurance are reported as decreases to CMS contract deposits in the consolidated balance sheets. We do not recognize premium revenues or claims expense for this activity. These receipts and payments are reported as financing activity in our consolidated statements of cash flows.

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

        We carried valuation allowances on deferred tax assets of $5.8 million at December 31, 2009 and $4.4 million at December 31, 2008 primarily related to the tax benefits associated with a New York state net operating loss carryforward. At December 31, 2009, we recorded our deferred tax assets based on the amount that was more likely than not to be realized under ASC 740, Income Taxes.

Federal Income Taxation of the Company

        We file a consolidated life-nonlife return for Federal income tax purposes that reflects all US subsidiaries, as well as Heritage and its subsidiaries and American Exchange and its subsidiaries. At December 31, 2009, the Company had a net operating loss carryforward of approximately $1.0 million that expires in 2025.

        We establish valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $5.8 million at December 31, 2009 and $4.4 million at December 31, 2008, primarily related to the tax benefits associated with a New York state net operating loss carryforward. At December 31, 2009, the Company recorded a deferred tax asset at an amount that was more likely than not to be realized under ASC 740. During 2005, the Company incurred creditable foreign taxes related to dividends from PennCorp Life Canada, its defined previously Canadian subsidiary, generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for the entire amount was established because the Company lacked sufficient foreign source income to realize the benefit for the foreign tax credit. As foreign source income was generated in 2006, the valuation allowance related to the foreign tax credit carryforward was released. An additional $4.6 million foreign tax credit related to Penn Corp Life was identified during the IRS examination of 2006.

        Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

        Some of our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of income tax rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2009.

        The Jobs Creation Tax Act of 2004, known as the Jobs Act, contains a provision that placed a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSAs"), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. At December 31, 2009 and 2008, we had $7.1 million in deferred tax liabilities for potential Phase III tax. In accordance with the Jobs Act, distributions during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account; however, the distribution will not be subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. Upon the confirmation of the elimination of the potential Phase III tax on the PSAs, the deferred tax liability will be released and will reduce deferred tax expense.

        The Company adopted provisions of ASC 740-10-25 related to the recognition, measurement, presentation and disclosure of uncertain tax positions on January 1, 2007. The Company has no material uncertain tax positions and no cumulative adjustment was required or recorded as a result of the adoption of ASC 740-10-25. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense when incurred. No material interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2009, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

December 31, 2009	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of December 31, 2009
Market Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
$964.6	$37.3	$21.1	$(31.8)	$(65.0)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At December 31, 2009, we have fixed the rate on a total of $300 million of our debt, including $250 million of our loan payable and $50 million of our trust preferred securities.

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2009, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2009
	Weighted Average Interest Rate	Weighted Average Balance Outstanding
Description of Floating Rate Debt			200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	1.24%	$69.1	$0.3	$0.3	$(0.7)	$(1.4)
Other long tern debt	5.20%	$60.0	0.6	0.4	(0.6)	(1.2)

Total			$0.9	$0.7	$(1.3)	$(2.6)

(1)
During 2009, the LIBOR rate on our loan payable and our other long term debt has steadily decreased to approximately 27 basis points as of December 31, 2009. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 48 basis points on our loan payable and 90 basis points on our other long term debt.

        As noted above, we have fixed the interest rate on $300 million of our $424 million of total debt outstanding, leaving $124 million of the debt exposed to rising interest rates, as of December 31, 2009. We had approximately $857 million of cash and cash equivalents as of December 31, 2009. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 2010.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 2010.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 2010.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 2010.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 2010.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
1      Financial Statements

  Consolidated Balance Sheets as of December 31, 2009 and 2008

  Consolidated Statements of Operations for the Three Years Ended December 31, 2009

  Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income for the Three Years Ended December 31, 2009

  Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009

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

3
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
3.7	Amended and Restated By-Laws of Universal American Corp. (filed as Exhibit 3.7 to the Registrant's Annual Report on Form 10-K filed on March 10, 2009, and incorporated by reference herein).
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
10.5
Employment Letter dated March 7, 2008, between Registrant and John Wardle (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 10, 2009, and incorporated by reference herein).
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
10.13
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
10.15
Settlement Agreement and Amendment to Merger Agreement, dated as of March 5, 2008 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 10, 2008, and incorporated by reference herein).

10.16	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 31, 2008 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 10, 2009, and incorporated by reference herein).
10.17
Indemnity Reinsurance Agreement between Constitution Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein)..
10.18
Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.19
Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein)..
10.20
Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.21
Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.22
Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.23
Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.24
Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.25
Subcontract Agreement dated as of October 21, 2005 by and between MemberHealth, Inc. and Community Care Rx, L.L.C. (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q/A filed on November 12, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

10.26	Letter Agreement dated as of May 3, 2007 by and among Universal American Corp., the National Community Pharmacists Association, Community Pharmacy Ventures, Inc. and Community MTM Services, Inc. (filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q/A filed on November 12, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).
10.27
First Amendment to Credit Agreement, dated as of November 9, 2009, by and among Universal American Corp., the Lenders party thereto and Bank of America, N.A. as administrative agent for the Lenders (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2009, and incorporated by reference herein).
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

UNIVERSAL AMERICAN CORP.
March 1, 2010	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature and Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ BARRY W. AVERILL Barry W. Averill Director	March 1, 2010
/s/ SALLY CRAWFORD Sally Crawford Director	March 1, 2010
/s/ MATTHEW ETHERIDGE Matthew Etheridge Director	March 1, 2010
/s/ MARK GORMLEY Mark Gormley Director	March 1, 2010

Signature and Title	Date

/s/ MARK M. HARMELING Mark M. Harmeling Director	March 1, 2010
/s/ LINDA LAMEL Linda Lamel Director	March 1, 2010
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin Director	March 1, 2010
/s/ RICHARD PERRY Richard Perry Director	March 1, 2010
/s/ THOMAS A. SCULLY Thomas A. Scully Director	March 1, 2010
/s/ ROBERT A. SPASS Robert A. Spass Director	March 1, 2010
/s/ SEAN M. TRAYNOR Sean M. Traynor Director	March 1, 2010
/s/ CHRIS WOLFE Chris Wolfe Director	March 1, 2010
/s/ ROBERT F. WRIGHT Robert F. Wright Director	March 1, 2010

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, Universal American Corp. changed its method of accounting for impairment of debt securities with the adoption of the guidance originally issued in FASB Staff Position 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320 Investments — Debt and Equity Securities) effective April 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, Universal American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2010

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009, $961,265; 2008, $1,075,078)	$964,553	$1,032,393
Other invested assets	1,276	23,923

Total investments	965,829	1,056,316
Cash and cash equivalents	856,958	511,032
Accrued investment income	9,005	13,214
Deferred policy acquisition costs	150,398	237,630
Reinsurance recoverables—life	622,547	75,290
Reinsurance recoverables—health	126,524	145,696
Due and unpaid premiums	35,466	97,320
Present value of future profits and other amortizing intangible assets	167,545	192,742
Goodwill and other indefinite lived intangible assets	530,031	530,031
Income taxes receivable	3,441	38,032
CMS contract deposit receivables	—	609,293
Other Part D receivables	168,159	154,049
Advances to agents	66,418	60,017
Other assets	112,535	141,501

Total assets	$3,814,856	$3,862,163

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$599,442	$616,819
Reserves for future policy benefits—health	408,625	415,026
Policy and contract claims—health	380,519	500,577
Premiums received in advance	12,535	7,183
Loan payable	313,758	320,625
Other long term debt	110,000	110,000
Amounts due to reinsurers	7,078	22,091
Deferred income tax liability	31,564	6,877
CMS contract deposit liabilities	169,169	—
Other Part D liabilities	163,332	378,016
Other liabilities	169,370	168,865

Total liabilities	2,365,392	2,546,079

STOCKHOLDERS' EQUITY
Preferred Stock (Authorized: 3 million shares):
Series A Preferred Stock (Authorized: 300,000 shares, issued and outstanding: 42,105 shares, liquidation value: $49,263; 2008, 37,137)	42	42
Series B Preferred Stock (Authorized: 300,000 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2009, 87.9 million shares; 2008, 87.4 million shares)	879	874
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	880,709	870,520
Accumulated other comprehensive loss	(7,915)	(36,422)
Retained earnings	709,695	558,675
Less: Treasury Stock (2009, 13.5 million shares; 2008, 7.2 million shares)	(133,946)	(77,605)

Total stockholders' equity	1,449,464	1,316,084

Total liabilities and stockholders' equity	$3,814,856	$3,862,163

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2009

(in thousands, per share amounts in dollars)

	2009	2008	2007
Net premium and policyholder fees earned	$4,918,898	$4,600,454	$2,941,419
Net investment income	49,814	81,270	106,970
Fee and other income	19,776	37,130	26,412
Realized loss:
Total other-than-temorary impairment losses on securities	(24,206)	(59,786)	(40,997)
Portion of loss recognized in other comprehensive income	6,830	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	(17,376)	(59,786)	(40,997)
Realized (loss)/gain, excluding other-than-temporary impairment losses on securities	(7,612)	105	819

Net realized losses on investments	(24,988)	(59,681)	(40,178)

Total revenues	4,963,500	4,659,173	3,034,623

Benefits, claims and expenses:
Claims and other benefits	3,998,634	3,851,582	2,389,938
Change in deferred acquisition costs	7,786	14,273	15,963
Amortization of present value of future profits	23,560	23,763	12,251
Commissions	118,278	147,125	167,145
Reinsurance commissions and expense allowances	(26,577)	(65,707)	(71,221)
Interest expense	19,937	23,694	20,480
Early extinguishment of debt	—	—	1,343
Loss on reinsurance and other related costs	7,624	—	—
Restructuring costs	4,904	—	—
Goodwill impairment	—	3,893	—
Other operating costs and expenses	595,002	582,059	422,762

Total benefits, claims and expenses	4,749,148	4,580,682	2,958,661

Income before equity in earnings of unconsolidated subsidiary	214,352	78,491	75,962
Equity in earnings of unconsolidated subsidiary	280	72,813	56,664

Income before taxes	214,632	151,304	132,626
Provision for income taxes	74,328	56,212	48,554

Net income	$140,304	$95,092	$84,072

Earnings per common share:
Basic	$1.73	$1.09	$1.20

Diluted	$1.73	$1.08	$1.18

Weighted average shares outstanding:
Weighted average common shares outstanding	87,227	74,997	64,175
Less weighted average treasury shares	(10,305)	(3,635)	(556)

Basic weighted shares outstanding	76,922	71,362	63,619
Weighted average common equivalent of preferred shares outstanding	4,211	16,157	6,609
Effect of dilutive securities	71	342	1,261

Diluted weighted shares outstanding	81,204	87,861	71,489

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2009

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	623,909
Net income	—	—	—	—	—	84,072	—	84,072
Other comprehensive loss	—	—	—	—	(1,949)	—	—	(1,949)

Comprehensive income	—	—	—	—	—	—	—	82,123

Preferred stock issuance	47	128		331,932				332,107
Issuance of common stock	—	—	9	9,109	—	—	—	9,118
Equity transactions related to the acquisition of MemberHealth	—	—	142	283,358	—	—	—	283,500
Stock based compensation	—	—	—	10,683	—	—	—	10,683
Repayments of loans to officers	—	—	—	38	—	—	—	38
Treasury shares reissued	—	—	—	3,220	—	—	6,368	9,588

Balance at December 31, 2007	47	128	750	890,882	(66)	463,583	(4,258)	1,351,066
Net income	—	—	—	—	—	95,092	—	95,092
Other comprehensive loss	—	—	—	—	(36,356)	—	—	(36,356)

Comprehensive income	—	—	—	—	—	—	—	58,736

Preferred stock conversion	(5)	(128)	133	—	—	—	—	—
Issuance of common stock	—	—	11	4,843	—	—	—	4,854
Purchase price adjustment for acquisition of MemberHealth	—	—	(20)	(34,521)	—	—	—	(34,541)
Stock based compensation	—	—	—	9,469	—	—	—	9,469
Treasury shares purchased, at cost	—	—	—	—	—	—	(74,821)	(74,821)
Treasury shares reissued	—	—	—	(153)	—	—	1,474	1,321

Balance at December 31, 2008	42	—	874	870,520	(36,422)	558,675	(77,605)	1,316,084
Net income	—	—	—	—	—	140,304	—	140,304
Other comprehensive income	—	—	—	—	39,223	—	—	39,223

Comprehensive income	—	—	—	—	—	—	—	179,527

ASC 320-10-65-1 implementation adjustment	—	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	—	5	542	—	—	—	547
Stock based compensation	—	—	—	9,775	—	—	—	9,775
Treasury shares purchased, at cost	—	—	—	—	—	—	(63,693)	(63,693)
Treasury shares reissued	—	—	—	(128)	—	—	7,352	7,224

Balance at December 31, 2009	$42	$—	$879	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2009

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$140,304	$95,092	$84,072
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(280)	(72,813)	(56,664)
Distribution from unconsolidated subsidiary	5,593	67,500	58,371
Deferred income taxes	9,337	7,050	(24,931)
Realized losses on investments	24,988	59,681	40,178
Amortization of intangible assets	23,560	23,763	12,251
Impairment of goodwill	—	3,893	—
Loss on reinsurance, net of tax	2,221	—	—
Net amortization of bond premium	2,346	2,171	1,356
Changes in operating assets and liabilities:
Deferred policy acquisition costs	7,786	14,273	15,963
Reserves for future policy benefits	9,724	8,562	15,953
Policy and contract claims payable	(114,860)	(23,732)	66,660
Reinsurance balances	(16,610)	25,839	(86,932)
Due and unpaid/advance premium, net	67,206	3,246	44,958
Income taxes payable/receivable	34,591	(7,076)	(6,791)
Other Part D (payables)/receivables	(228,794)	35,480	254,779
Other, net	47,576	(60,180)	(65,089)

Cash provided by operating activities	14,688	182,749	354,134

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	670,157	221,142	246,636
Cost of fixed maturity investments purchased	(566,969)	(233,276)	(307,822)
Assets transferred on life reinsurance	(454,487)	—	—
Purchase of business and return of purchase price, net of cash acquired	—	40,990	(307,931)
Purchase of fixed assets	(18,156)	(20,935)	(7,417)
Other investing activities	2,742	735	8,938

Cash (used in) provided by investing activities—continuing operations	(366,713)	8,656	(367,596)
Cash used in investing activities—discontinued operations	—	—	(19,836)

Cash (used in) provided by investing activities	(366,713)	8,656	(387,432)

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	4,411	7,662	347,068
Cost of treasury stock purchases	(63,693)	(74,821)	—
Receipts from CMS contract deposits	4,161,518	3,498,773	1,284,919
Withdrawals from CMS contract deposits	(3,383,056)	(3,713,841)	(1,710,472)
Deposits and interest credited to policyholder account balances	4,357	17,051	19,761
Surrenders and other withdrawals from policyholder account balances	(17,548)	(54,382)	(70,090)
Principal repayment on loan payable and other long term debt	(6,867)	(28,500)	(156,438)
Issuance of new debt	—	—	450,000
Payment of debt issue costs	(1,171)	—	(5,895)

Cash provided by (used in) financing activities	697,951	(348,058)	158,853

Net increase (decrease) in cash and cash equivalents	345,926	(156,653)	125,555
Cash and cash equivalents at beginning of period	511,032	667,685	542,130

Cash and cash equivalents at end of period	$856,958	$511,032	$667,685

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

        On April 24, 2009, we completed the closing of the previously announced Life Insurance and Annuity Reinsurance transaction with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). Under this transaction, effective April 1, 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. This transaction is discussed in more detail in Note 11 of notes to the Consolidated Financial Statements.

        Under the Part D program, we offer our Community CCRxSM and Prescriba RxSM stand alone PDPs throughout the United States and the U.S. territories. We also operate a pharmacy benefits manager, or PBM, servicing the PDPs as well as the members in our Medicare Advantage plans offering a Part D benefit.

        We currently operate Medicare Advantage PFFS and PPO plans through American Progressive Life & Health Insurance Company of New York and The Pyramid Life Insurance Company and our Medicare Advantage HMOs in Houston and Beaumont, Texas through SelectCare of Texas, L.L.C., in North Texas through SelectCare Health Plans, Inc., and in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. All of these companies are our subsidiaries. In addition, beginning in 2007, we expanded into new health plan markets in Wisconsin.

        CHCS Services, Inc., our administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2. BASIS OF PRESENTATION

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries:

  •
  American Exchange Life Insurance Company;

  •
  American Pioneer Life Insurance Company;

  •
  American Progressive;

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

  •
  Constitution Life Insurance Company;

  •
  Marquette National Life Insurance Company;

  •
  Pennsylvania Life Insurance Company;

  •
  Pyramid Life;

  •
  Union Bankers Insurance Company;

  •
  Heritage Health Systems, Inc.;

  •
  MemberHealth, LLC, and

  •
  CHCS.

        During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C., known as PDMS. PDMS was 50% owned by Universal American and 50% owned by Caremark. We did not control PDMS and therefore we did not consolidate PDMS in our financial statements. We accounted for our investment in PDMS on the equity basis and included it in other assets. PDMS was dissolved in December 2009. See Note 10—Unconsolidated Subsidiary, for additional information on PDMS and its dissolution,

        For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities.

        We have eliminated all material intercompany transactions and balances.

        Subsequent events were evaluated through the date these consolidated financial statements were issued.

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

        Reclassifications:    We have reclassified $228.5 million in the December 31, 2008 consolidated balance sheet from Policy and contract claims—health to Other Part D liabilities, consistent with its presentation at December 31, 2009. This amount relates to payments owed to pharmacies for which we are reimbursed by Centers for Medicare and Medicaid Services, known as CMS, through low income

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

cost sharing subsidies and catastrophic reinsurance. We do not recognize claims expense for these subsidies and the related receivables are recorded as CMS contract deposits in our consolidated balance sheets. We believe that separation of this liability from Policy and contract claims—health provides a clearer presentation based on the amounts for which we are at risk.

        Commencing with our filing on Form 10-Q for the period ended September 30, 2009, we have reclassified certain balances within the consolidated balance sheets and statements of operations for all periods presented with respect to following line items:

  •
  Policy loans have been included in other invested assets;

  •
  Amounts due from reinsurers have been bifurcated between Reinsurance recoverables—life and Reinsurance recoverables—health;

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

        We believe that these changes made after our life reinsurance transaction will enhance the usefulness of our consolidated financial statements by combining immaterial balances and providing a clear differentiation of reinsurance and reserve balances between health and life insurance business. These reclassifications had no effect on total assets, total liabilities, stockholders' equity, net income, or earnings per share as previously reported.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash Equivalents:    We consider all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit, commercial paper, and money market funds.

        Investments:    The Company follows Accounting Standards Codification No. 320, Investments—Debt and Equity Securities, known as ASC 320. ASC 320 requires that debt and equity securities be classified into one of three categories and accounted for as follows:

  •
  Debt securities that we have the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  •
  Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of December 31, 2009 and 2008, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive income (loss). We stated policy loans at the unpaid principal balance. We carried short-term investments at cost, which approximates fair value. Other invested assets consist principally of equity securities, mortgage loans and collateral loans. We carried equity securities at current fair value. We carried mortgage loans at the unpaid principal balance. We carried the collateral loans at the underlying value of their collateral that is the cash surrender value of life insurance.

        The fair value for fixed maturity securities is largely determined by third party pricing service market prices. The typical inputs that third party pricing services use are

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers,

  •
  and estimated cash flows and prepayment speeds.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  •
  the recovery period.

        Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. During 2009, ASC 320-10-65-1 modified the criteria for recognition of other-than-temporary impairment (OTTI) of a debt security and we have adopted this new criterion into our accounting policy for investments.

  •
  If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an OTTI in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the balance sheet date.

  •
  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive loss.

After the recognition of an OTTI, we account for the debt security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944. Under ASC 944, Financial Services—Insurance, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability, we determined the DAC was recoverable.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Distribution channel acquired	3–30	Straight line over the estimated life of the asset
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames
Licenses	15	Straight line over the estimated weighed average life of the licenses
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with ASC 350, Intangibles—Goodwill and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. There were no impairment losses relating to our amortizing intangible assets during 2009.

        Goodwill:    ASC 350 requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually, or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments.

        Our annual goodwill impairment test follows a two step process as defined in ASC 350. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        Our strategy, long-range business plan, and annual planning process are used to support our valuation of our reporting units. Our valuations are based primarily on an analysis of discounted cash flows for each reporting unit. Outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. Key assumptions, including changes in membership, premium yields, medical cost trends and selected government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. Other assumptions include levels of economic capital, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. We use a range of discount rates that correspond to a market-based weighted-average cost of capital. Decreases in business growth, decreases in earnings projections, increases in the weighted average cost of capital and increases in the amount of required capital for a reporting unit will all cause the reporting unit's fair value to decrease. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. These assumptions can be impacted by general factors, including: the U.S healthcare economy, health care reform and federal monetary policy.

        The Company performed its annual goodwill assessment for the individual reporting units as of October 1, 2009. The conclusion reached as a result of the annual goodwill impairment testing for 2009 was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test).

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our last goodwill impairment

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

test as of October 1, 2009), the company's weighted average cost of capital and the company's stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans:    Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A–D.

        Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits, however, they are still required to pay out-of-pocket deductibles and coinsurance.

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

        Part D—Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain of our HMO, PPO and PFFS plans.

        These programs are administered by Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS.

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

        Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, changes in benefit levels, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

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

  Medicare Advantage Health Benefit Plans

        We receive monthly payments from CMS related to members in our HMO, PPO and PFFS Plans. The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adjustment Provisions." All health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our HMO, PPO and PFFS plans. We estimate changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members of our Medicare Advantage Health Benefit Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits, are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

  Medicare Part D Plans

        We receive monthly payments from CMS related to members in our stand-alone Part D Plans. The recognition of the premium and subsidy components under Part D is described below:

        CMS Direct Subsidy Premium—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members' risk scores. Changes in CMS premiums related to risk-score adjustments for our stand alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Deposit Accounting—Low-income cost sharing and catastrophic reinsurance subsidies represent funding from CMS for which we assume no risk and are reported as increases to CMS contract deposits in the consolidated balance sheets. Payments of the actual prescription drug costs related to the low-income cost sharing and catastrophic reinsurance are reported as decreases to CMS contract deposits in the consolidated balance sheets. We do not recognize premium revenues or claims expense for this activity. These receipts and payments are reported as financing activity in our consolidated statements of cash flows.

        Recognition of Premium Revenues and Policy Benefits for our Traditional Accident & Health Insurance Products:    Our traditional accident and health products include Medicare supplement, fixed benefit accident and sickness and other health, and long term care products. These products are considered to be long-duration contracts in accordance with ASC 944-40, Financial Services—Insurance—Claim Costs and Liabilities for Future Policy Benefits, because they are largely guaranteed renewable (renewable at the option of the insured). For these products, we record premiums as revenue over the premium-paying periods of the contracts when due from policyholders. We recognize benefits and expenses associated with these policies over the current and anticipated renewal periods of the policies so as to result in recognition of profits over the life of the policies. We accomplish this association by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves consist primarily of unearned premiums and additional contract reserves. We compute the additional contract reserves on the net level premium method using assumptions for future investment yield, mortality and morbidity. The assumptions are based on past experience. We establish claim

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reserves for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. We initially establish these reserves based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due for unpaid claims, consisting primarily of claims in the course of settlement and a liability for incurred but not yet reported claims, known as IBNR.

        Our accounting for premium revenues and policy benefits, particularly a) the recognition of benefits and expenses associated with earned premiums as the related premiums are earned and b) the recording a liability for future policy benefits consisting of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims is as follows:

  •
  Premiums are recognized as revenue, net of reinsurance, over the period to which they relate. While these products are long-duration, they are typically one-year policies that are guaranteed renewable at the option of the insured, therefore the annual premium is recorded as revenue over the policy period (one year), with any premium paid in advance recorded as a liability. Premiums due and unpaid are recorded as an asset. Changes in advance and due and unpaid premium, net of reinsurance, are reported in the net premium and policyholder fees earned line in our consolidated statements of operations.

  •
  Claims liabilities are accrued when events occur, including (i) claims in the course of settlement and (ii) incurred but not yet reported claims. The change in the claim liability, net of reinsurance, is reported in the claims and other benefits line in our consolidated statements of operations.

  •
  Active life reserves ("ALR") are established, consisting primarily of unearned premiums and additional contract reserves computed on the net level premium method. Additionally, claim reserves are established for the present value of future payments not yet due on incurred claims ("PVANYD"). Changes in the ALR and the PVANYD, net of reinsurance, are reported in reserves and other policy benefits—health line in our consolidated statements of operations.

  •
  Expenses eligible for capitalization as deferred policy acquisition costs, such as commissions in excess of the ultimate commission and underwriting costs, are capitalized and amortized over the anticipated life of the policy.

        Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies:    Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. We do not reflect amounts received for investment and universal life type products as premium revenue; rather we account for these amounts as deposits, with the related liability reflected in policyholder account balances. We expense benefit claims incurred in excess of policyholder account balances. We determine the liability for policyholder account balances for universal life-type policies and investment products under ASC 944-20, Financial Services—Insurance—Insurance Activities, following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. As of September 30, 2006, we ceased selling annuity products. On April 24, 2009, we reinsured all of our interest sensitive life insurance and annuity business to the Commonwealth Annuity and Life

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). This transaction is discussed in more detail at Note 11 of notes to the consolidated Financial Statements.

        Recognition of Premium Revenues and Policy Benefits for Traditional Life Products:    We generally recognize premiums from traditional life policies as revenue when due. We match benefits and expenses with this revenue so as to result in the recognition of profits over the life of the contracts. We accomplish this matching by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and we calculate it based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate. The liability for unpaid claims, including IBNR, reflects estimates of amounts to fully settle known reported claims related to insured events that we estimate have occurred, but have not yet been reported to us.

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

        We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $5.8 million at December 31, 2009 and $4.4 million at December 31, 2008. At December 31, 2009, we assessed the amount of the deferred tax asset that was more likely than not to be realized under ASC 740, Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes.

        Reinsurance:    We reflect amounts recoverable under reinsurance contracts in total assets as reinsurance recoverables rather than netting those amounts against the related policy asset or liability. We account for the cost of reinsurance related to long-duration contracts over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2009, all of our primary reinsurers were rated "A –" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        Derivative Instruments—Cash Flow Hedge:    We use interest rate swap agreements to manage risk arising from interest rate volatility. Interest rate swap agreements, which are cash flow hedges, are contracts to exchange interest payments on a specified principal or notional amount for a specified

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        On the date we enter into the interest rate swap contract, we may designate it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or a cash flow hedge, if specified criteria are met. At the inception of the contract, we formerly document all relationships between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction. We also formerly assess, both at the hedge's inception and on an ongoing basis, whether the derivative used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

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

  •
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

        Stock Based Compensation:    We have various stock-based incentive plans for our employees, non-employee directors and agents. Detailed information for activity in our stock plans can be found in Note 22—Stock-Based Compensation. As of January 1, 2006, the Company adopted ASC 718, Compensation—Stock Compensation, using the modified prospective method. ASC 718 requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and permits them to amortize this fair value over the grantees' service period. The provisions of this standard require the fair value to be calculated using a valuation model such as the Black-Scholes or binomial-lattice models. We have elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures. Under the modified prospective method, we recognize

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation cost for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements.

        We determine stock-based compensation for agents based on guidance contained in ASC 505-50, Equity—Equity-Based Payments to Non-Employees. We expense the fair value of the awards over the vesting period of each award.

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

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

        Measuring Liabilities at Fair Value:    On August 28, 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 provides guidance on several key issues regarding the estimate of fair value for liabilities and amends ASC 820, Fair Value Measurements and Disclosures. Among other things, the guidance addresses restrictions on the transfer of a liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer's liability. This pronouncement did not have a material impact on our consolidated financial statements.

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

        Investments Debt and Equity Securities Topic—ASC 320-10-65-1 modified the criteria for recognition of other-than-temporary impairment (OTTI) of a debt security. If management intends to sell the debt

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Following is a summary of the adjustment as of April 1, 2009, by asset class (in thousands):

Subprime	$15,689
Non-agency residential mortgage-backed securities	798

$16,487

        In addition, we have enhanced our financial statement presentation to separately present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated other comprehensive loss, on the face of our consolidated statements of operations. The enhanced financial statement disclosures required under ASC 825, Financial Instruments, are included in Notes 5 and 6.

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

        Business Combinations—In December 2007, the FASB issued guidance codified into ASC 805, Business Combinations, which replaced previous business combination accounting guidance. The new guidance revises how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and any goodwill acquired. The guidance as amended includes recognition provisions for assets acquired and liabilities assumed that arise from contingencies and the treatment of contingent purchase price. It also requires additional disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance on January 1, 2009, and will apply the provisions prospectively to all new acquisitions closing on or after that date. The adoption did not have an impact on our consolidated financial statements.

  Future Adoption of Accounting Standards:

        We determined that all other recently issued accounting standards that are not yet effective will not have a material impact on our consolidated financial statements, or do not apply to our operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,572	$554	$(4)	$—	$36,122
Government sponsored agencies	137,839	3,051	(59)	—	140,831
Other political subdivisions	10,020	223	(229)	—	10,014
Corporate debt securities	312,225	16,826	(1,206)	—	327,845
Foreign debt securities	19,465	1,259	—	—	20,724
Mortgage-backed and asset-backed securities	446,144	14,588	(13,598)	(18,117)	429,017

	$961,265	$36,501	$(15,096)	$(18,117)	$964,553

	December 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,963	$1,372	$—	$—	$35,335
Government sponsored agencies	90,030	4,999	—	—	95,029
Other political subdivisions	9,993	133	(241)	—	9,885
Corporate debt securities	441,681	4,055	(25,453)	—	420,283
Foreign debt securities	32,779	41	(1,930)	—	30,890
Mortgage-backed and asset-backed securities	466,632	8,109	(33,770)	—	440,971

	$1,075,078	$18,709	$(61,394)	$—	$1,032,393

        At December 31, 2009, total gross unrealized and OTTI losses of $31.7 million on mortgage-backed and asset-backed securities reflect unrealized losses of $27.4 million on subprime residential mortgage loans, as discussed below, and $4.3 related to obligations of other mortgage-backed and asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Corporate debt securities have gross unrealized losses of $1.2 million at December 31, 2009. These unrealized losses relate to corporate securities across select sectors, and reflect company specific credit risks that existed at December 31, 2009. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$84,044	$85,873
Due after 1 year through 5 years	328,216	344,688
Due after 5 years through 10 years	85,332	88,495
Due after 10 years	17,529	16,480
Mortgage and asset-backed securities	446,144	429,017

	$961,265	$964,553

        The fair value and unrealized loss as of December 31, 2009 and December 31, 2008 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$—	$—	$48	$(4)	$48	$(4)
Government sponsored agencies	52,666	(59)	—	—	52,666	(59)
Other political subdivisions	25	—	1,771	(229)	1,796	(229)
Corporate debt securities	7,409	(366)	11,373	(840)	18,782	(1,206)
Foreign debt securities	25	—	—	—	25	—
Mortgage-backed and asset-backed securities	100,339	(5,668)	28,643	(26,047)	128,982	(31,715)

Total fixed maturities	$160,464	$(6,093)	$41,835	$(27,120)	$202,299	$(33,213)

Total number of securities in an unrealized loss position						64

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$53	$—	$—	$—	$53	$—
Other political subdivisions	878	(162)	920	(79)	1,798	(241)
Corporate debt securities	182,411	(12,942)	51,017	(12,511)	233,428	(25,453)
Foreign debt securities	26,803	(1,318)	1,872	(612)	28,675	(1,930)
Mortgage-backed and asset-backed securities	79,877	(9,748)	57,370	(24,022)	137,247	(33,770)

Total fixed maturities	$290,022	$(24,170)	$111,179	$(37,224)	$401,201	$(61,394)

Total number of securities in an unrealized loss position						209

        Fixed maturity securities in an unrealized loss position were diversified, representing 64 different securities as of December 31, 2009. Collectively, the fair value to amortized cost ratio for these securities was over 86%, meaning that unrealized losses were less than 14% of amortized cost. The fair value for these securities was approximately 73% of their par value. Individually, the fair value to amortized cost ratio for approximately 59% of these securities was greater than 75%.

        The group of securities in an unrealized loss position for less than twelve months was comprised of 22 securities. Collectively, the fair value to amortized cost ratio for these securities was 96%, meaning that unrealized losses for the securities in this group were 4% of amortized cost. The fair value for the securities in this group was 87% of their par value. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market.

        The group of securities depressed for twelve months or more was comprised of 42 securities. Collectively, the fair value to amortized cost ratio for these securities was 61%, meaning that unrealized losses for the securities in this group was approximately 39% of their amortized cost. The fair value for the securities in this group was 45% of their par value. Individually, the fair value to amortized cost ratio for approximately 55% of these securities was greater than 75%. Mortgage and asset-backed securities represent approximately 68% of the total fair value for the more than twelve month group and Corporate debt securities represent approximately 27%. There were 3 corporate debt securities with a fair value to amortized cost ratio below 90%, which had a combined unrealized loss of $0.5 million. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market and related businesses, subprime securities in particular. Subprime securities in the portfolio represented $22.8 million of the $27.1 million unrealized loss on the 12 months or longer mortgage-backed securities. A description of the factors considered, in determining that recording an other-than-temporary impairment was not warranted, are outlined below.

        As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and recorded an other-than-temporary decline in the value of certain of our securities with exposure to subprime mortgages totaling $10.5 million in the year ended December 31, 2009. In addition, we recorded $6.4 million in other-than-temporary impairments on other mortgage backed securities. There were no

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

impairments of corporate securities in 2009. We recorded $48.0 million in other-than-temporary impairments on certain subprime mortgages and $11.8 million in other-than-temporary impairments on corporate and other mortgage backed securities for the year ended December 31, 2008. We recorded $41.0 million in other-than-temporary impairments on certain subprime mortgages for the year ended December 31, 2007.

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

        As of December 31, 2009, we held subprime securities with par values of $136.2 million, an amortized cost of $52.6 million and a market value of $25.9 million representing approximately 1.4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)
2003	$4,229	$3,389	$(840)
2004	2,102	1,614	(488)
2005	23,384	14,914	(8,470)
2006	17,478	4,298	(13,180)
2007	5,427	1,730	(3,697)

Totals	$52,620	$25,945	$(26,675)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for 14 out of a total of 32 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded since the subprime deterioration began in 2007:

			2009 Quarter Ended
	Cumulative	2009	December 31	September 30	June 30	March 31	2008	2007
	(in thousands)
Subprime	$99,458	$10,497	$3,841	$146	$2,135	$4,375	$47,964	$40,997
Other structured	11,043	6,398	201	108	2,388	3,701	4,645	—
Corporate	7,177	—	—	—	—	—	7,177	—

	$117,678	$16,895	$4,042	$254	$4,523	$8,076	$59,786	$40,997

        At December 31, 2007, we recognized an other-than-temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings. As of December 31, 2008, we recognized an additional other-than-temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings that were initially impaired during the first quarter of 2008. In addition, during 2008, we recognized an other-than-temporary impairment on five other structured securities and three corporate securities. The corporate other-than-temporary impairment included $6.1 million on two Lehman Brothers securities. During the year ended December 31, 2009, we recognized an additional other-than-temporary impairment on twelve subprime securities impaired in 2007 and 2008, plus one additional subprime holding in 2009. Further, we recognized other-than-temporary impairments on twelve other structured securities, seven of which had not been previously impaired.

        The components of the change in unrealized gains and losses for fixed maturity securities included in the consolidated statements of stockholders' equity are as follows:

	2009	2008	2007
	(in thousands)
Change in net unrealized gains and losses:
Fixed maturities	$45,973	$(42,152)	$(2,295)
Other invested assets	—	—	(8)
Adjustment relating to deferred policy acquisition costs	(6,617)	6,392	(670)

Change in net unrealized losses before income tax	39,356	(35,760)	(2,973)
Income tax benefit	(13,775)	12,516	1,040

Change in net unrealized losses	$25,581	$(23,244)	$(1,933)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The details of net investment income are as follows:

	2009	2008	2007
	(in thousands)
Investment Income:
Fixed maturities	$47,557	$59,170	$62,090
Cash and cash equivalents	1,851	21,303	44,428
Policy loans	805	1,971	1,342
Other	918	632	1,095

Gross investment income	51,131	83,076	108,955
Investment expenses	(1,317)	(1,806)	(1,985)

Net investment income	$49,814	$81,270	$106,970

        There was no non-income producing fixed maturity securities for the years ended December 31, 2009 or 2007. The two Lehman Brothers securities referred to above were the only non-income producing fixed maturity securities for the year ended December 31, 2008.

        Subsequent to the Life and Annuity Reinsurance transaction in April 2009, we elected to reduce the risk and exposure of our investment portfolio to be more conservative in nature and more appropriately aligned with our health insurance focused businesses. Due to this risk reducing effort, we incurred net realized losses totaling $10.8 million. The table below reflects gross realized gains and gross realized losses included in the consolidated statements of operations, which includes the results of the risk reduction program:

	2009	2008	2007
	(in thousands)
Realized gains:
Fixed maturities	$7,300	$1,788	$324
Other	337	12	2,073

	7,637	1,800	2,397

Realized losses:
Fixed maturities, excluding OTTI	(15,158)	(1,234)	(644)
OTTI on fixed maturities	(16,895)	(59,786)	(40,997)
OTTI on equity maturities	(481)	—	—
Other	(91)	(461)	(934)

	(32,625)	(61,481)	(42,575)

Net realized losses	$(24,988)	$(59,681)	$(40,178)

        At December 31, 2009 and 2008, we held unrated or less-than-investment grade corporate debt securities as follows:

	2009	2008
	(in thousands)
Carrying value (estimated fair value)	$4,461	$22,492

Percentage of total assets	0.2%	0.6%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $1 million, or 0.1% of total assets at December 31, 2009 and $5.4 million, or 0.1% of total assets at December 31, 2008.

        We have reflected investments held by various states as security for our policyholders within those states in fixed maturities. These investments had carrying values of $43.4 million at December 31, 2009 and $41.9 million at December 31, 2008.

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income:

2009
(in thousands)
Balance, April 1, 2009 (implementation date)	$390
Credit related impairments recognized in current period earnings on securities:
With credit related impairments previously recognized	3,949
With credit related impairments not previously recognized	3,507

Cumulative credit related impairments as of December 31, 2009	$7,846

        In addition, during 2009, we recognized other-than-temporary impairments of approximately $1.4 million, on fixed maturity securities for which the impairment was not split between earnings and other comprehensive income.

6. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments, equity securities and interest rate swaps at fair value in our consolidated financial statements. These fair value disclosures consist of information regarding the valuation of these financial instruments, followed by the fair value measurement disclosure requirements of ASC 820, Fair Value Measurements and Disclosure.

        Effective April 1, 2009, we applied the provisions of ASC 820 prospectively to financial instruments that we record at fair value. Our adoption of ASC 820 did not have an impact on opening retained earnings.

  Fair Value Disclosures

        The following section applies the ASC 820 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. ASC 820 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3.

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

        Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the ASC 820 Level 3 fair values. Level 3 fair values represent our best estimate of an amount that we could realize in a current market exchange absent actual market exchanges.

        The following table presents our assets and liabilities that we carry at fair value by ASC 820 hierarchy levels, as of December 31, 2009 and 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Fixed maturties, available for sale	$964,553	$—	$962,990	$1,563
Equity securities	9	—	—	9

Total assets	$964,562	$—	$962,990	$1,572

Liabilities:
Interest rate swaps	$15,465	$—	$15,465	$—

December 31, 2008
Assets:
Fixed maturties, available for sale	$1,032,393	$—	$1,028,449	$3,944
Equity securities	490	—	—	490

Total assets	$1,032,883	$—	$1,028,449	$4,434

Liabilities:
Interest rate swaps	$20,298	$—	$20,298	$—

        In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

  Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities under the "exit price" notion of ASC 820 reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. We determine the fair value of our financial assets and liabilities based upon quoted market prices where available. Fair values of our interest rate swap liabilities reflect adjustments for counterparty credit quality, our credit standing, liquidity and, where appropriate, risk margins on unobservable parameters.

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

        We have analyzed the third party pricing services' valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value of the significant asset sectors within the ASC 820 Level 3 securities as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$50	3.2%	$1,862	42.0%
Corporate debt securities	1,513	96.2%	2,082	47.0%
Equity securities	9	0.6%	490	11.0%

Total Level 3 securities	$1,572	100.0%	$4,434	100.0%

        Mortgage and asset-backed securities represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

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

  Level 3 Rollforward

        We classify the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on assumptions about market participant assumptions. Rollforward tables for each quarter from January 1, 2009 to December 31, 2009 for the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

Level 3 financial instruments for which we have used significant unobservable inputs in the fair value measurement on a recurring basis are presented below:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of Junuary 1, 2009	$3,944	$490	$4,434
Net purchases and sales	(157)	—	(157)
Net transfers in/(out)	(464)	—	(464)
Unrealized losses included in AOCL(1),(2)	7	—	7

Fair value as of March 31, 2009	3,330	490	3,820
Net purchases and sales	(57)	—	(57)
Net transfers in/(out)	(95)	—	(95)
Unrealized losses included in AOCL(1),(2)	(710)	—	(710)

Fair value as of June 30, 2009	2,468	490	2,958
Net purchases and sales	(72)	—	(72)
Realized loss	—	(481)	(481)
Unrealized gains included in AOCL(1),(2)	472	—	472

Fair value as of September 30, 2009	2,868	9	2,877
Net purchases and sales	(1)	—	(1)
Net transfers in/(out)	(1,260)	—	(1,260)
Unrealized losses included in AOCL(1),(2)	(44)	—	(44)

Fair value as of December 31, 2009	$1,563	$9	$1,572

(1)
AOCI: Accumulated other comprehensive income (loss).

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		December 31, 2009		December 31, 2008
	Weighted Average Life (Years)
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Traditional Insurance:
Policies in force—Health	9	$17,246	$12,996	$18,473	$13,068
Distribution channel	3	4,628	3,085	4,628	1,543
Policies in force—Life/Annuity	7	—	—	4,127	2,465
Medicare Part D:
Membership base	10	135,426	30,809	135,426	17,267
Trademarks/tradenames	9	20,433	5,165	20,433	2,895
Licenses	15	3,500	531	3,500	297
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	11,821	23,988	9,785
Distribution channel	30	22,055	4,962	22,055	4,227
Provider contracts	10	15,539	7,072	15,539	5,462
Non-compete	7	1,425	528	1,425	325
Senior Administrative Services:
Administrative service contracts	6	7,671	7,671	7,671	7,628
Hospital network contracts	10	1,797	1,523	1,797	1,358

Total	12	$253,708	$86,163	$259,062	$66,320

        The following table shows the changes in the amortizing intangible assets:

	2009	2008
	(in thousands)
Balance, beginning of year	$192,742	$213,518
Additions and adjustments	(1,637)	2,987
Amortization, net of interest	(23,560)	(23,763)

Balance, end of year	$167,545	$192,742

        The adjustment in 2009 relates to the reduction related to the reinsurance of substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty—refer to Note 11 of notes to Consolidated Financial Statements. We had approximately $1.6 million, net, of amortizing intangibles related to the policies in force—Life/Annuity as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission. The additions in 2008 relate to the acquisition of a distribution system, net of adjustments to the amortizing intangibles related to the MemberHealth acquisition. The additions in 2007 relate to primarily to the acquisition of MemberHealth in the third quarter of 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

        Amortization, net of interest increased in 2008 over 2007 as a result of a full year of amortization of MemberHealth intangible assets in 2008 compared with 3 months in 2007.

        Estimated future net amortization expense (in thousands) is as follows:

2010	$22,797
2011	20,948
2012	20,784
2013	20,652
2014	20,432
Thereafter	61,932

$167,545

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

	Total	Traditional	Medicare Part D	Senior Managed Care- Medicare Advantage	Senior Administrative Services
	(in thousands)
Balance, December 31, 2007	$606,972	$3,893	$520,764	$77,958	$4,357
Acquisitions	1,646	—	—	1,646	—
Impairments	(3,893)	(3,893)
Adjustments	(74,694)	—	(72,549)	(2,145)

Balance, December 31, 2008	530,031	—	448,215	77,459	4,357
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
Adjustments	—	—	—	—	—

Balance, December 31, 2009	$530,031	$—	$448,215	$77,459	$4,357

        During the fourth quarter of 2009, we performed our annual goodwill assessment for the individual reporting units based on information as of October 1, 2009. We determined, based on our "Step 1" impairment test, that our estimated fair value of our Part D Reporting unit was in excess of its carrying value by 12% and that our estimated fair value of our Senior Managed Care reporting unit was in excess of its carrying value by 19%. Our estimated fair value of our Senior Administrative Services reporting unit was also in excess of its carrying value. We concluded that there was no impairment of goodwill for these reporting units.

        The fair value for our Traditional reporting unit was below its carrying value, however, we had reduced the goodwill for that segment to zero at December 31, 2008 as a result of our 2008 annual test of recoverability. During our 2008 test, we concluded that the decline in value of the traditional reporting unit was due to decreasing sales outlooks and the lapsation of our Medicare supplement policies. We performed a "Step 2" analysis of our Traditional reporting unit to determine the amount of impairment. The allocation of our estimated fair value of our Traditional reporting unit to its respective assets and liabilities as of October 1, 2008 indicated an implied level of goodwill of $0.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

Therefore, at December 31, 2008, we recorded an impairment charge of $3.9 million to eliminate the goodwill for our Traditional reporting unit.

        The decrease in goodwill for Medicare Part D in 2008 was due to the reduction in the purchase price for MemberHealth of $81.9 million, net of $9.4 million of increases to goodwill as a result of our completion of the purchase price allocation process for the acquisition, including the finalization of the valuation and, measurement of the asset acquired. The decrease in goodwill in Senior Managed Care—Medicare Advantage in 2008 was the result of the pre-acquisition tax adjustment related to the Heritage acquisition and the settlement of pre-acquisition adjustments in connection with the Harmony Health acquisition.

8. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2009	2008
	(in thousands)
Balance, beginning of year	$237,630	$245,511
Capitalized costs, net of reinsurance commissions and allowances	37,766	43,659
Adjustment relating to unrealized (losses) gains on fixed maturities	(6,617)	6,392
Amortization	(45,552)	(57,932)
Adjustment in connection with reinsurance transaction	(72,829)	—

Balance, end of year	$150,398	$237,630

        In the first quarter of 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty—refer to Note 11 of notes to Consolidated Financial Statements. We had approximately $72.8 million of deferred acquisition costs as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEDICARE PART D

        At December 31, 2009 and 2008, the balances due (to) from CMS for the 2006 through 2009 Plan years were ($191.0) million and $640.9 million, respectively. The following table provides balances due (to) from CMS by Plan year:

	December 31, 2009			December 31, 2008
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2009	$(194,062)	$(35,957)	$(230,019)	$—	$—	$—
2008(3)	—	—	—	528,993	16,551	545,544
2007(4)	21,433	12,536	33,969	85,909	16,917	102,826
2006	3,460	1,595	5,055	(5,609)	(1,815)	(7,424)

Total due (to) from CMS	$(169,169)	$(21,826)	$(190,995)	$609,293	$31,653	$640,946

(1)
Amounts reported in CMS contract deposit (liabilities) receivables in the consolidated balance sheets.

(2)
Amounts reported in Due and unpaid premiums in the consolidated balance sheets.

(3)
We collected the amount due from CMS for the 2008 Plan year during the third quarter of 2009.

(4)
For the 2007 Plan year, reconciliation data was received from CMS and amounts were preliminarily settled during the fourth quarter of 2008. Subsequent to this preliminary settlement, the Company requested a partial reopening of the 2007 Plan year and received an $80 million interim payment on January 2, 2009 as part of this request.

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

        For our stand-alone Part D Plans, retroactive revenue adjustments and Plan year settlements for the 2008 Plan year were received in the third quarter of 2009. Net premiums for the year ended December 31, 2009 included retroactive adjustments related to prior Plan years, which increased total revenue by approximately $14.7 million (net of the impact of government risk corridor). These adjustments were comprised of $9.2 million in risk adjustment revenue related to our 2008 membership and $5.5 million related to the final CMS PDE reconciliations for prior Plan years. For the 2007 Plan year, we received retroactive revenue adjustments and Plan year settlements in the third quarter of 2008. Net premiums for the year ended December 31, 2008 included retroactive adjustments which reduced total revenue by approximately $4.6 million (net of the impact of government risk corridor). These adjustments were comprised of $0.8 million related to risk adjustment revenue for our 2007 membership and $3.8 million related to the final CMS PDE reconciliation for the 2007 Plan year.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEDICARE PART D (Continued)

        The reconciliation and settlement process with CMS for the Part D coverage within Medicare Advantage Plans is similar to Medicare Part D Plans with the two exceptions: 1) PFFS Plans are ineligible for aggregate risk corridor payments; and 2) prospective monthly catastrophic reinsurance payments to PFFS Plans are based on CMS estimated average reinsurance payments to other MA-PD Plans for their Part D coverage. In the third quarter of 2009, for MA-PD, we received a retroactive revenue adjustment for the 2008 Plan year that increased revenues by $1.3 million (net of risk corridor). In the third quarter of 2008, we received a retroactive revenue adjustment for the 2007 Plan year that increased revenues by $0.6 million (net of risk corridor). In the third quarters of 2009 and 2008, we received notification from CMS of an adjustment to our catastrophic reinsurance payment for the Part D coverage within our PFFS Plans for the prior Plan year that lowered the payment by $7.3 million and $4.5 million, respectively.

10. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C., known as PDMS. PDMS was 50% owned by Universal American and 50% owned by Caremark. We did not control PDMS and therefore PDMS is not consolidated in our financial statements. We accounted for our investment in PDMS on the equity basis and included it in other assets. PDMS was dissolved in December 2009.

        PDMS principally performed marketing and risk management services on behalf of our Prescription PathwaySM PDP, for which it received fees and other remuneration from our PDPs and Caremark. Together with Caremark, on February 13, 2008, we announced that the strategic alliance would end as of December 31, 2008, subject to regulatory approval. On July 31, 2008, PDMS received approval from CMS of the Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan (PDP) Line of Business. As such, effective January 1, 2009, PDMS no longer managed the strategic alliance and did not earn revenue or incur expenses related to the 2009 PDP year. PDMS continued to operate in 2009 solely to service the run-off activity related to pharmacy claims, rebates, and revenue related to prior PDP years. On December 22, 2009, PDMS was dissolved and the remaining economic interest of PDMS was split equally between the Company and Caremark to match the 50% voting and ownership rights held by each entity.

        Our investment in the equity in PDMS at December 31, 2009 was zero pursuant to the dissolution and final distribution. At December 31, 2008, our share in the equity of PDMS was $6.9 million. Our share in the income of PDMS is included in "equity in earnings (loss) of unconsolidated subsidiary." For the years ended December 31, 2009, 2008 and 2007, our share in the net income was $0.3 million, $72.8 million and $56.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007, PDMS made distributions to its owners, including the 2009 final distribution, aggregating $11.2 million, $135.0 million and $116.7 million, respectively. Our share of these distributions was $5.6 million, $67.5 million and $58.4 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. UNCONSOLIDATED SUBSIDIARY (Continued)

        The condensed financial information for 100% of PDMS is as follows:

As of December 31,	2009	2008
	(in thousands)
Assets
Cash and investments	$—	$580
Other	—	14,436

Total Assets	$—	$15,016

Liabilities and Equity
Accrued expenses and other	$—	$1,148
Equity	—	13,868

Total liabilities and equity	$—	$15,016

Years ended December 31,	2009	2008	2007
	(in thousands)
Total revenue	$525	$149,348	$121,267
Total expenses	(35)	3,722	7,939

Net income	$560	$145,626	$113,328

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

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2009, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America and Swiss Re Life & Health America, Wilton Reassurance Company and Commonwealth Annuity & Life Insurance Company (and affiliates). These agreements cover various insurance products, including Medicare supplement, long term care, life and annuity products and contain ceding percentages ranging between 15% and 100%.

        In connection with the termination of our strategic alliance with CVS/Caremark on December 31, 2008, the agreement to reinsure the Prescription PathwaySM PDPs sponsored by our subsidiaries on a 50% coinsurance funds withheld basis to PharmaCare Re ended. As result of the termination, during 2009, ceded premiums decreased to approximately $1.7 million from $277.9 million in 2008. On July 1, 2008, the agreement to provide an insured drug benefit for the employees of the State of Connecticut and to reinsure the risk with PharmaCare Re under a 100% quota-share contract was not renewed. Direct and ceded premium under this agreement was $171.8 million and $325.0 million for the years ended December 31, 2008 and 2007, respectively.

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the GAAP basis liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission. On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer.

        Reinsurance Premium:    During 2009, we ceded premiums of $50.4 million to General Re, $39.5 million to Commonwealth, $38.6 million to Hannover, and $30.9 million to Fresenius Medical Care Re, representing 1.0%, 0.8%, 0.8%, and 0.6%, respectively of our total direct and assumed premiums. During 2008, we ceded premiums of $449.8 million to PharmaCare Re, $58.4 million to General Re, $49.2 million to Hannover and $10.6 million to Swiss Re, representing 8.6%, 1.1%, 1.0% and 0.2% respectively of our total direct and assumed premiums. During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15.0%, 2.0%, 2.0% and 0.3% respectively of our total direct and assumed premiums.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

        Reinsurance Recoverables:    Amounts recoverable from our reinsurers are as follows:

As of December 31,	2009	2008
Reinsurer
Commonwealth and affiliates	$551,941	$—
Rannover	27,197	28,322
Swiss Re	22,778	24,290
Other life	20,631	22,678

Total life	622,547	75,290

Gen Re	78,310	82,486
Hannover	23,517	27,931
PharmaCare Re	4,190	12,271
Other health	20,507	23,008

Total health	126,524	145,696

Total	$749,071	$220,986

        At December 31, 2009, the total amount recoverable from reinsurers of $749.1 million included $727.6 million recoverable on future policy benefits and unpaid claims, $11.7 million in funds held and $9.8 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2008, the total amount recoverable from reinsurers of $221.0 million included $203.7 million recoverable on future policy benefits and unpaid claims, $13.1 million in funds held and $4.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

  Reinsurance Summary:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Premiums
Life insurance	$70,864	$73,387	$74,431
Accident and health	4,978,196	5,103,721	3,603,318

Total gross premiums	5,049,060	5,177,108	3,677,749

Ceded to other companies
Life insurance	(55,509)	(23,740)	(20,340)
Accident and health	(129,856)	(600,732)	(755,927)

Total ceded premiums	(185,365)	(624,472)	(776,267)

Assumed from other companies
Life insurance	3,304	3,169	3,693
Accident and health	51,899	44,649	36,244

Total assumed premium	55,203	47,818	39,937

Net amount
Life insurance	18,659	52,816	57,784
Accident and health	4,900,239	4,547,638	2,883,635

Total net premium	$4,918,898	$4,600,454	$2,941,419

Percentage of assumed to net premium
Life insurance	18%	6%	6%
Accident and health	1%	1%	1%
Total assumed to total net	1%	1%	1%
Claims recovered	138,634	552,635	695,158

	As of December 31,
	2009	2008	2007
	(in thousands)
Life insurance in force
Gross amount	$2,569,753	$2,915,595	$2,962,286
Ceded to other companies	(2,459,260)	(887,677)	(853,767)
Assumed from other companies	58,388	72,620	80,692

Net amount	$168,881	$2,100,538	$2,189,211

Percentage of assumed to net in force	35%	3%	4%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH

        Activity in the policy and contract claims—health liability is as follows:

	2009	2008
	(in thousands)
Balance at beginning of year	$500,577	$522,228
Less reinsurance recoverable	(33,086)	(56,580)

Net balance at beginning of year	467,491	465,648

Incurred related to:
Current year	3,979,830	3,846,808
Prior year development	3,603	(44,803)

Total incurred	3,983,433	3,802,005

Paid related to:
Current year	3,640,970	3,210,310
Prior year	447,358	589,852

Total paid	4,088,328	3,800,162

Net balance at end of period	362,596	467,491
Plus reinsurance recoverable	17,923	33,086

Balance at end of period	$380,519	$500,577

        Policy and contract claims—health decreased by $120.1 million from December 31, 2008 to December 31, 2009. This decrease was due primarily to a change in our Part D claims processing that resulted in reducing days' claims payable for Part D claims at December 31, 2009 compared to December 31, 2008.

        The medical cost amount, noted as "prior year development" in the table above, represents unfavorable or (favorable) adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2008 settled during 2009 for $3.6 million more than originally estimated, representing 0.1% of the incurred claims recorded in 2008.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH (Continued)

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

        We had adjusted for the favorable historical trend and completion factor experience together with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves at December 31, 2008.

        During the fourth quarter of 2008, we determined that a number of PFFS claims had been submitted to us by fictitious providers, as well as by some actual providers seeking reimbursement for services that were not rendered. We believe that these activities were part of a pattern that targeted traditional Medicare, as well as several Medicare Advantage PFFS plans including ours. We estimated that we paid approximately $18.9 million in benefits as a result of these false claims, mostly incurred in the fourth quarter of 2008, which reduced our fourth quarter profits by approximately $0.14 per share. These false claims, which we reflected in claims and other benefits in the consolidated statements of operations, did not have any impact on our prior year claim reserve development incurred in 2008, as discussed above.

13. INCOME TAXES

        The parent holding company files a consolidated return for federal income tax purposes that includes all of the life and non-life insurance company subsidiaries, including Heritage.

        The Company's federal and state income tax expense (benefit) for continuing operations is as follows:

	2009	2008	2007
	(in thousands)
Current—United States	$70,761	$49,162	$66,074
Deferred—United States	3,567	7,050	(17,520)

Total tax expense	$74,328	$56,212	$48,554

        A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations for continuing operations is as follows:

	2009	2008	2007
	(in thousands)
Expected tax expense	$75,121	$52,956	$46,419
State taxes	2,053	1,067	(636)
Change in valuation allowance	1,345	1,289	2,931
Foreign tax credit	(4,594)	—	—
Other, net	403	900	(160)

Actual tax expense	$74,328	$56,212	$48,554

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Reserves for future policy benefits	$4,553	$26,314
Deferred policy acquisition costs	5,388	—
Loss carryforwards	6,108	5,690
Asset valuation differences	7,631	18,907
Deferred revenues	298	342
Other	2,806	—
Unrealized losses on investments	4,262	19,612

Total gross deferred tax assets	31,046	70,865
Less valuation allowance	(5,778)	(4,433)

Net deferred tax assets	25,268	66,432

Deferred tax liabilities:
Deferred policy acquisition costs	—	(2,782)
Present value of future profits	(56,832)	(65,362)
Other	—	(5,165)

Total gross deferred tax liabilities	(56,832)	(73,309)

Net deferred tax liability	$(31,564)	$(6,877)

        At December 31, 2009, the Company had net operating loss carryforwards, subject to certain consolidating limitations, of approximately $1.0 million that expire in 2025.

        The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $5.8 million at December 31, 2009 and $4.4 million at December 31, 2008. During 2009, the Company established a deferred tax asset of $1.3 million for state net operating loss carry forwards; concurrently, a valuation allowance of $1.3 million also was established. At December 31, 2009, we assessed the amount of the deferred tax asset that was more likely than not to be realized under ASC 740, Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

        The Company adopted provisions of ASC 740-10-25, Income Taxes—Recognition, related the recognition, measurement, presentation and disclosure of uncertain tax positions on January 1, 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

The Company has no material uncertain tax positions and no cumulative adjustment was required or recorded as a result of the adoption of ASC 740-10-25. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense when incurred. No material interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. The Company has not entered into any agreement to extend the statute of limitations of any state tax return for any jurisdiction. In connection with the examination of the Company's 2005 federal tax return, the statute of limitations was extended to December 31, 2010. Consequently, federal tax returns for the years ending December 31, 2005 through 2008 are open. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        In 2009 we recognized foreign tax credit benefits of $4.6 million in our total tax expense. These benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006.

        Currently, the Company's 2006 federal tax return and the pre-acquisition MemberHealth 2006 and 2007 federal tax returns are under examination by the Internal Revenue Service. The proposed adjustments would not impact any unrecognized tax benefits. It is reasonably possible that a change may occur within the next twelve months. While it is not possible to determine the range of any adjustment, no material impact is expected.

        Our effective tax rate was 36.4% for the fourth quarter of 2009, and 36.7% for the fourth quarter of 2008. For the year ended December 31, 2009, our effective tax rate was 34.6%, compared with 37.2% for the same period of 2008. The decline in the effective rate for the year ended December 31, 2009 is due to the recording of $5.5 million of non-recurring tax benefits during the third quarter of 2009. These benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006.

14. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, we refinanced our Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver. A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on our previous credit facility and revolving credit facility. The 2007 Credit Facility contains certain covenants and requirements including a leverage ratio test, minimum risk based capital requirements for our insurance companies and, under certain conditions, the ability to pose limitations on certain investments, dispositions and our ability to make restricted payments. As of December 31, 2009, we were in compliance with all financial covenants.

        In November 2009, the 2007 Credit Facility was amended (the "November 2009 Amendment") which provided us with the ability to make an additional $75 million of restricted payments, up to a total of $200 million, in exchange for prepayments of term loan debt principal at a rate of 50% of all restricted payments above the prior limit of $125 million. Since execution of the amendment, we have

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

made $7.7 million of restricted payments, through repurchases of stock, in excess of the $125 million limit and prepaid $3.8 million of principal on our debt. In addition, we agreed to increases in our LIBOR-based spread and our unutilized revolving credit facility commitment fee. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 100 basis points, compared to 62.5 basis points prior to the amendment, and a commitment fee at an annualized rate of 25 basis points, compared to 10 basis points prior to the amendment.

        In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on our consolidated leverage ratio. Effective December 31, 2009, the weighted average interest rate on the term loan portion of the 2007 Credit Facility was 1.28%. We had not drawn on the revolving loan facility as of the date of this report.

        Our obligations under the 2007 Credit Facility are guaranteed by our subsidiaries, Heritage Health Systems, Inc. and MemberHealth LLC and if, and only if, a rating condition exists whereby we are either no longer rated by S&P or such rating falls below BBB –, this facility would be secured by substantially all of the assets of each of the Guarantors. In March 2008, S&P placed a rating of BB+ on us that triggered this added security requirement.

        In connection with the 2007 Credit Facility, we had incurred additional loan origination fees of approximately $4.7 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2007 Credit Facility. In connection with the November 2009 Amendment, we incurred amendment fees of approximately $1.2 million, which were capitalized and are also being amortized on a straight-line basis. The early extinguishment of the Amended Credit Facility in 2007 triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million during the year ended December 31, 2007.

        Under the original terms of the 2007 Credit Facility, we were required to make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon maturity in September, 2012. As a result of the prepayments, we are required to ratably apply those prepayments through the remaining scheduled repayments. As a result of the $25 million prepayment in April 2008 and prepayments pursuant to the November 2009 Amendment, the following table reflects the schedule of principal payments remaining on the new credit facility as of December 31, 2009:

2007 Credit Facility
(in thousands)
2010	$3,210
2011	3,210
2012	307,338

$313,758

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

  Principal and Interest Payments

        We made regularly scheduled principal payments of $3.1 million and prepayments of $3.8 million, as a result of the November 2009 Amendment, during the year ended December 31, 2009, $3.5 million plus the $25.0 million prepayment discussed above during 2008, and $3.5 million during 2007 in connection with its credit facilities. The Company paid interest of $7.2 million during 2009 and $13.0 million during 2008 in connection with its credit facilities.

        The following table sets forth certain summary information with respect to total borrowings of the Company:

	As of December 31,		Year Ended December 31,
	Amount Outstanding	Interest Rate	Maximum Amount Outstanding	Weighted Average Amount Outstanding(1)	Weighted Average Interest Rate(2)
	(in thousands)		(in thousands)	(in thousands)
2009	$313,758	1.28%	$320,625	$319,120	1.56%

2008	$320,625	4.46%	$349,125	$330,595	4.06%

(1)
The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding borrowings.

(2)
The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

15. OTHER LONG TERM DEBT

        The Company has formed separate statutory business trusts (the "Trusts"), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of ASC 810-10-05, Consolidation—Variable Interest Entities, the Company does not consolidate the trusts.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OTHER LONG TERM DEBT (Continued)

        As of December 31, 2009, the Trusts have an outstanding balance of a combined $110.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2009
	(in thousands)		(Basis points)
April 2033	$10,000	Floating	400		4.3%
May 2033	15,000	Floating	420		4.5%
May 2033	15,000	Fixed/Floating	410	(1)	4.4%
October 2033	20,000	Fixed/Floating	395	(2)	4.2%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

	$110,000

(1)
The rate on this issue was fixed at 7.4% for the first five years. On May 15, 2008, it converted to a floating rate equal to LIBOR plus 410 basis points.

(2)
Effective April 29, 2004, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expired in October 2008 and it reverted to a floating rate equal to LIBOR plus 395 basis points.

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

        The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

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

        The Company paid $7.2 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2009, $8.3 million during 2008, and $8.7 million during 2007.

16. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGES

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 14—Loan Payable in the notes to the Consolidated Financial Statements. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $15.5 million liability at December 31, 2009 and a $20.3 million liability at December 31, 2008. We have reflected this fair value in other liabilities. In connection with the transaction executed with Citibank, N.A. we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $8.1 million as of December 31, 2009 and $9.3 million as of December 31, 2008. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We perform periodic assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGES (Continued)

        The Company paid $6.3 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2009. The Company paid $1.4 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2008, but did not make any payments during 2007. Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expired in October 2008. The fair value of this swap was $0 at December 31, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the year ended December 31, 2008, we reported a net $0.3 million in realized gains relating to the increase in the fair value of the cash flow swap agreement. During the year ended December 31, 2007, we reported a realized loss of $0.9 million relating to the reduction in the fair value of the cash flow swap agreement.

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

        Cash flow swaps:    The cash flow swaps are carried at fair value, obtained from external quotes provided by banks.

        Investment contract liabilities:    For annuity contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges. Effective April 1, 2009, these balances were 100% ceded.

        Loan payable and trust preferred securities:    For the loan payable and trust preferred securities fair value represents the present value of contractual cash flows discounted at current spreads for equivalent credit quality.

        The estimated fair values of the Company's financial instruments are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Fixed maturities available for sale	$964,553	$964,553	$1,032,393	$1,032,393
Policy loans	19	19	22,274	22,274
Other invested assets	1,257	1,257	1,649	1,649
Cash and cash equivalents	856,958	856,958	511,032	511,032
Cash flow swap	(15,465)	(15,465)	(20,298)	(20,298)
Financial liabilities:
Investment contract liabilities	204,875	197,954	237,752	228,160
Loan payable	313,758	288,657	320,625	271,880
Trust preferred securities	110,000	84,300	110,000	92,802

18. EARNINGS PER COMMON SHARE COMPUTATION

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EARNINGS PER COMMON SHARE COMPUTATION (Continued)

        At December 31, 2009, 2008, and 2007 we allocated earnings between common and participating preferred stock as follows:

	2009	2008	2007
	(in thousands)
Net income attributable to common stock	$133,023	$77,537	$76,160
Undistributed income allocated to participating preferred stock	7,281	17,555	7,912

Net income	$140,304	$95,092	$84,072

        Diluted EPS gives the dilutive effect of the participating preferred stock and stock options outstanding during the year. We excluded 2,557,267, 3,770,080 and 450,185 stock options from the computation of diluted EPS at December 31, 2009, 2008 and 2007, respectively because they were antidilutive.

19. STOCKHOLDERS' EQUITY

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

        At December 31, 2009 and 2008, there were 42,105 shares of Series A preferred stock outstanding and no shares of Series B preferred stock outstanding.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCKHOLDERS' EQUITY (Continued)

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

19. STOCKHOLDERS' EQUITY (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Voting

        We currently have authorized for issuance 200 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

Years ended December 31,	2009	2008	2007
Common stock outstanding, beginning of year	87,447,100	74,952,177	59,890,500
Conversion of Preferred B into common stock	—	13,289,500	—
Return of stock issued and stock issued in connection with MemberHealth acquisition	—	(2,027,071)	14,175,000
Exercise of stock options	543,000	1,184,237	861,633
Retired shares	(50,537)	—	—
Agent stock award	—	—	2,801
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	3,100	48,257	22,243

Common stock outstanding, end of year	87,942,663	87,447,100	74,952,177

  Common Stock—Non Voting

        We currently have authorized for issuance 30 million shares of non-voting common stock, par value $0.01 per share. None of this class of stock is, or has been, issued.

  Treasury Stock

        Changes in treasury stock were as follows:

	For the years ended December 31,
	2009			2008
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	7,194,387	$77,605	$10.79	285,545	$4,258	$14.91
Shares repurchased	7,024,097	63,693	9.07	7,028,154	74,821	10.65
Shares distributed in the form of employee bonuses	(680,403)	(7,352)	10.80	(119,312)	(1,474)	12.36

Treasury stock, end of period	13,538,081	$133,946	$9.90	7,194,387	$77,605	$10.79

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCKHOLDERS' EQUITY (Continued)

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

As of December 31,	2009	2008
	(in thousands)
Net unrealized gains (losses) on investments	$21,405	$(42,685)
Gross unrealized OTTI	(18,117)	—
Deferred acquisition cost adjustment	—	6,617
Foreign currency translation gains	—	332
Fair value of cash flow swap on debt	(15,465)	(20,298)
Deferred income taxes	4,262	19,612

Total accumulated other comprehensive loss	$(7,915)	$(36,422)

20. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss), and the related tax effects for each component are as follows:

For the Year ended December 31, 2009	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain arising during the period (net of deferred acquisition costs)	$14,369	$5,030	$9,339
Reclassification adjustment for losses included in income	24,988	8,746	16,242

Net unrealized gain	39,357	13,776	25,581
ASC 320-10-65-1 implementation	16,487	5,771	10,716
Cash flow hedge	4,833	1,692	3,141
Foreign currency translation adjustment	(332)	(117)	(215)

Other comprehensive income	$60,345	$21,122	$39,223

For the Year ended December 31, 2008	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized loss arising during the period (net of deferred acquisition costs)	$(95,441)	$(33,404)	$(62,037)
Reclassification adjustment for losses included in income	59,681	20,888	38,793

Net unrealized loss	(35,760)	(12,516)	(23,244)
Cash flow hedge	(20,019)	(7,006)	(13,013)
Foreign currency translation adjustment	(153)	(54)	(99)

Other comprehensive loss	$(55,932)	$(19,576)	$(36,356)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

For the Year ended December 31, 2007	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized loss arising during the period (net of deferred acquisition costs)	$(43,151)	$(15,104)	$(28,047)
Reclassification adjustment for losses included in income	40,178	14,064	26,114

Net unrealized loss	(2,973)	(1,040)	(1,933)
Cash flow hedge	(279)	(97)	(182)
Foreign currency translation adjustment	252	86	166

Other comprehensive loss	$(3,000)	$(1,051)	$(1,949)

21. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. As of December 31, 2009, we have $42.3 million that remains available to repurchase additional shares under these plans. There have been no buybacks since December 31, 2009. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

22. STOCK-BASED COMPENSATION

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

        The total number of shares of our common stock reserved and available for delivery to participants in connection with awards under the 1998 ICP, prior to amendment on August 23, 2007, was

  •
  9.0 million, plus

  •
  the number of shares of common stock subject to awards under preexisting plans that become available, generally due to cancellation or forfeiture, after the effective date of the 1998 ICP, plus

  •
  13% of the number of shares of common stock issued or delivered by us during the term of the 1998 ICP, excluding any issuance or delivery in connection with awards, or any of our other compensation or benefit plans, provided, however, that the total number of shares of common stock with respect to which incentive stock options, or ISOs, may be granted, may not exceed 1.5 million. On August 23, 2007, our shareholders approved an amendment to increase the number of shares of common stock authorized

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION (Continued)

for issuance under the 1998 ICP by 5.0 million shares. As of December 31, 2009, a total of 19.3 million shares were eligible for grant under the plan, giving effect to the potential conversion of our Series A preferred stock. We have awarded a total of 14.4 million shares under the plan, of which 6.5 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP. As of December 31, 2009, 4.9 million shares were available for future awards.

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

        The compensation expense that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows for the years ended December 31,:

	2009	2008	2007
	(in thousands)
Stock-based compensation expense by type:
Stock options	$7,127	$6,367	$4,573
Restricted stock awards	4,688	3,151	1,519

Total stock-based compensation expense	11,815	9,518	6,092
Tax benefit recognized	4,135	3,331	2,132

Stock-based compensation expense, net of tax	$7,680	$6,187	$3,960

        The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $1.6 million in 2009, $3.3 million in 2008, and $3.7 million in 2007. There was no capitalized stock-based compensation expense.

  Stock Option Awards

        Beginning January 1, 2006, we adopted provisions of ASC 718-10, Compensation-Stock Compensation, on share-based payments using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period. We elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2009	2008	2007
Weighted-average grant date fair value	$3.92	$2.85	$7.91
Risk free interest rates	1.28%–3.05%	1.33%–3.15%	4.01%–5.16%
Dividend yields	0.0%	0.0%	0.0%
Expected volatility	40.61%–55.63%	35.60%–49.31%	35.39%–42.53%
Expected lives of options (in years)	3.5–3.8	3.5–5.0	3.0–6.0

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        Activity for our option plans for the year ended December 31, 2009 is set forth below:

Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,640	$14.85
Granted	1,100	10.00
Exercised	(543)	3.25
Forfeited or expired	(846)	17.89

Outstanding at December 31, 2009	5,351	$14.55

	Shares Under Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value(1) (in thousands)
Options exercisable at December 31, 2009	3,150	$14.32	2.8 years	$1.53	$4,825
Options vested and expected to vest at December 31, 2009(2)	5,351	14.55	3.2 years	1.21	6,487

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company began estimating forfeitures under ASC 718-10, Compensation—Stock Compensation Topic, upon adoption on January 1, 2006.

        The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $3.2 million, $7.7 million, and $10.2 million, respectively.

        We received proceeds of $1.8 million, $4.2 million, and $8.8 million from the exercise of stock options during the years ended December 31, 2009, 2008, and 2007, respectively. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $2.6 million, $2.8 million, and $5.8 million of financing cash flows for these excess tax deductions for the years ended 2009, 2008, and 2007, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION (Continued)

        The compensation expense related to non-vested awards not yet recognized was $9.4 million at December 31, 2009, which we expect to recognize over a weighted average period of 1.1 years.

  Restricted Stock Awards

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

        During 2009, the Board of Directors approved a performance share award program for our officers. The performance shares are structured such that target shares with a three-year cliff vesting period are awarded. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 373,000 performance shares to officers during 2009. Related compensation cost of $1.2 million has been recognized in other operating costs and expenses.

        The weighted-average grant date fair value of our restricted stock awards was $13.32 and $18.89 for the years ended December 31, 2009 and 2008, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2009:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	471	$18.89
Granted	403	10.28
Vested	(165)	18.98
Forfeited	(100)	17.96

Non-vested at December 31, 2009	609	$13.32

        The fair value of shares of restricted stock vested during the years ended 2009, 2008 and 2007 was $0.8 million, $1.8 million, and 1.1 million, respectively. Total compensation expense not yet recognized related to nonvested restricted stock awards was $6.0 million at December 31, 2009. We expect to recognize this compensation expense over a weighted average period of 4.0 years.

23. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, we adopted the Universal American Corp. 401(k) Savings Plan. The 401(k) plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the 401(k) plan by contributing through payroll deductions up to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Amounts credited to employee's accounts under the 401(k) plan are invested by the employer-appointed investment committee. Currently, we match employee contributions with our common stock in amounts equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. Our matching contributions vest at the rate of 25% per plan year, starting at the end of the second year. We made discretionary matching contributions under the 401(k) plan of $2.2 million in 2009 and 2008 and $1.2 million in 2007. Employees must to hold the employer contribution in our common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the 401(k) plan. The 401(k) plan held 798,523 shares of our common stock at December 31, 2009, which represented 25% of total plan assets and 610,131 shares at December 31, 2008, which represented 22% of total plan assets. Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

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

24. STATUTORY FINANCIAL DATA

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement and are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on life insurance enterprises. At December 31, 2009, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $695.6 million and $525.5 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, the insurance subsidiaries generated statutory net income of $156.2 million, $67.8 million and $114.6 million, respectively.

        Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2009,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. STATUTORY FINANCIAL DATA (Continued)

the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our health plan affiliates was $105.3 million and $86.6 million at December 31, 2009 and 2008, respectively. Statutory net income for our health plan affiliates was $8.4 million, $29.1 million and $15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Effective for the quarter ended September 30, 2009, the National Association of Insurance Commissioners, known as the NAIC, required adoption of SSAP No. 43R, Loan-backed and Structured Securities. SSAP 43R supersedes SSAP 98, which amended SSAP 43. SSAP 43R establishes statutory accounting principles for evaluating and recording other-than-temporary impairments on investments in loan-backed and structured securities.

        SSAP 43R effectively changed the impairment trigger for loan-backed and structures securities from an undiscounted cash flow test to a discounted cash flow test. In addition, SSAP 43R changes the method of valuing the new cost basis of the impaired security from an undiscounted cash flow basis to a discounted cash flow basis. We adopted SSAP 43R effective for September 30, 2009, as required. For the quarter ended September 30, 2009, we recognized an additional $50.9 million of realized losses, pre-tax, for other-than-temporary impairments of investments on a statutory basis, all related to the current quarter. Of this amount, $50.1 million related to securities with an NAIC rating of 6, which were, therefore, already marked to the lower of cost or market for statutory reporting purposes. Accordingly, at September 30, 2009, the implementation of SSAP 43R reduced surplus by $0.8 million.

        Effective for the year ended December 31, 2009, the NAIC has adopted SSAP 10R Income Taxes. SSAP 10R is a temporary replacement of SSAP 10 that effectively expands the amount of DTA's that qualify as admitted assets, with a sunset provision after December 31,2010. The adoption of SSAP 10R at December 31, 2009 allowed the companies to admit additional Deferred Tax Assets (and increase Capital & Surplus) of $19.0 million.

25. OTHER OPERATIONAL DISCLOSURES

        Restructuring Charges:    We have undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. In 2009, we engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts have taken on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our health Plan business, workforce reduction and consolidation of facilities. This plan was substantially completed at December 31, 2009. We incurred total restructuring charges of $4.9 million during the year ended December 31, 2009. These charges are included in restructuring costs in our Consolidated Statements of Operations. A summary

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. OTHER OPERATIONAL DISCLOSURES (Continued)

of our restructuring liability balance as of December 31, 2009 and restructuring activity for 2009 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	December 31, Balance
	(in thousands)
2009
Contract termination costs	Medicare Advantage	$—	$3,500	$(3,500)	$—	$—
Workforce reduction	Traditional	—	608	(461)	—	147
Facility consolidation	Traditional	—	796	—	(99)	697

Total		$—	$4,904	$(3,961)	$(99)	$844

        Agent Balances:    In late 2006 we began recruiting career managers to develop offices for distribution of our new Medicare Advantage products. We have opened a significant number of new "expansion" offices since then. The Company has advanced much of the cost of the development of these new offices; however, these costs are the responsibility of the manager of the individual office, to be repaid from future profits of the office.

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

        We have considered the impact of these and other changes (the reinsurance of the Life and Annuity business and the overall cost savings initiatives associated with the 2010 bids) on our distribution. During the second quarter of 2009, we performed a review of our career offices. This review consisted of determining whether the office was in a "core" market, the level of expenses being incurred by the office, the level of in-force commission and the anticipated production. As a result of this review, we had identified a significant number of offices to be closed or restructured and we incurred charges totaling $13.6 million related to the underperforming offices.

        Supplemental Cash Flow Information:    Cash and cash equivalents reflect cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. At December 31, 2009, cash equivalents contained $960.1 million of government money market funds. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	2009	2008	2007
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$20,632	$22,721	$18,679

Cash paid for income taxes	$33,322	$52,215	$103,007

Non-cash financing activities:
(Return) issuance of common stock in connection with MemberHealth acquisition	$—	$(34,541)	$283,500

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a shareholder derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The court granted this motion in a decision and order dated May 16, 2008, and the plaintiff appealed the dismissal. On appeal, the Appellate Division for the Second Department issued a decision dated November 17, 2009 affirming the dismissal with respect to one count of the complaint concerning alleged false statements, but reversing with respect to the two remaining counts concerning stock sales by officer and director defendants. There have been no further developments in the lower court since the decision of the Appellate Division.

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

        In July 2009, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to our marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. We are cooperating with HHS-OIG and responding to the subpoena. We are not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

  Lease Obligations

        We are obligated under lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma, Ohio, Virginia, Missouri, and Washington, D.C. Rent expense was $8.2 million for the year ended December 31, 2009, $7.1 million for 2008 and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. COMMITMENTS AND CONTINGENCIES (Continued)

$5.8 million for 2007. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2010	$6,461
2011	5,659
2012	5,250
2013	4,689
2014	3,945
Thereafter	6,280

Total	$32,284

In addition to the above, Pennsylvania Life is the named lessee on 33 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2009, 2008 and 2007 was approximately $3.7 million, $4.0 million and $2.9 million, respectively.

27. BUSINESS SEGMENT INFORMATION

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

  •
  Our career and independent agents also sell our Medicare Advantage PFFS plans, which also operate under a contract with CMS. We currently market PFFS products in 3,005 counties throughout 45 states.

  •
  In addition, in late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. BUSINESS SEGMENT INFORMATION (Continued)

    advised CMS of our intent to market PPO products. In 2009, we began offering PPO plans in 15 markets in 9 states. For 2010, we are expanding our PPO plans to 43 markets in 17 states.

        Medicare Part D—This segment consists of

  •
  Our Medicare Part D plans including our Community CCRxSM PDP, since the acquisition of MemberHealth on September 21, 2007 and our Prescriba RxSM PDP, the successor to the Prescription PathwaySM PDP after the termination of the strategic alliance with CVS. We also operate a pharmacy benefits manager, or PBM, servicing the PDPs as well as the members in our Medicare Advantage plans offering a Part D benefit.

  •
  Our Prescription PathwaySM PDP business, until its termination in December, 2008. In March 2005, we entered into a strategic alliance with PharmaCare Re, a subsidiary of CVS/Caremark, known as CVS, to offer the Prescription PathwaySM prescription drug benefit plan. PharmaCare Re reinsured half of the risk assumed by our PDPs and the parties created Part D Management Services, L.L.C., known as PDMS, to perform marketing risk management services on behalf of the Prescription PathwaySM PDPs. PDMS was owned 50% by us and 50% by PharmaCare Re. The strategic alliance with CVS was mutually terminated effective December 31, 2008, and PDMS was dissolved in December 2009. Upon termination of the strategic alliance, CVS and Universal American each assumed responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance. For 2009, we created Prescriba RxSM plans as our successor to the Prescription PathwaySM plans for the members distributed to us upon termination of the strategic alliance with CVS, as well as new members.

  •
  Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re until the termination of the contract as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008.

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

        Traditional Insurance—This segment consists of

  •
  Medicare supplement and other senior health products,

  •
  specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States,

  •
  senior life insurance business distributed through our career agency sales force and through our network of independent general agencies,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. BUSINESS SEGMENT INFORMATION (Continued)

  •
  products that we no longer sell such as long term care, major medical, universal life and fixed annuities.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2009		2008		2007
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$2,642,990	$134,810	$2,420,693	$94,625	$1,943,451	$52,726
Medicare Part D	1,984,391	178,344	1,896,070	127,444	642,538	116,888
Traditional Insurance	346,444	(20,518)	455,584	4,845	514,663	14,106
Senior Administrative Services	42,221	8,486	84,888	22,020	106,954	24,124
Corporate	665	(61,502)	3,426	(37,949)	5,747	(35,040)
Intersegment revenues	(27,943)	—	(68,994)	—	(81,888)	—
Adjustments to segment amounts:
Net realized losses(1)	(24,988)	(24,988)	(59,681)	(59,681)	(40,178)	(40,178)
Equity in earnings of unconsolidated subsidiary(2)	(280)	—	(72,813)	—	(56,664)	—

Total	$4,963,500	$214,632	$4,659,173	$151,304	$3,034,623	$132,626

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
(see Note 7—Intangible Assets).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

As of December 31,	2009	2008
	(in thousands)
Senior Managed Care—Medicare Advantage	$877,920	$970,297
Medicare Part D	1,133,976	1,133,596
Traditional Insurance	1,649,762	1,508,127
Senior Administrative Services	18,142	20,330
Corporate	1,915,020	1,661,194
Intersegment assets(1)	(1,779,964)	(1,431,381)

Total Assets	$3,814,856	$3,862,163

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

28. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue	$1,361,776	$1,245,497	$1,149,705	$1,206,522

(Loss) income before income taxes	(20,543)	7,970	87,722	139,483
(Benefit) provision for income taxes	(7,395)	3,036	27,976	50,711

Net (loss) income	$(13,148)	$4,934	$59,746	$88,772

(Loss) earnings per common share:
Basic:
Net (loss) income	$(0.16)	$0.06	$0.74	$1.12

Diluted:
Net (loss) income	$(0.16)	$0.06	$0.74	$1.12

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue	$1,224,787	$1,242,041	$1,097,999	$1,094,346

(Loss) income before income taxes	(55,313)	28,561	77,140	100,916
(Benefit) provision for income taxes	(9,313)	193	28,328	37,004

Net (loss) income	$(46,000)	$28,368	$48,812	$63,912

(Loss) earnings per common share:
Basic:
Net (loss) income	$(0.50)	$0.32	$0.57	$0.75

Diluted:
Net (loss) income	$(0.50)	$0.32	$0.56	$0.75

        During the year ended 2009, the Company recognized other-than-temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $10.5 million. During the year ended 2008, the Company recognized other-than-temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $48.0 million.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

December 31, 2009 and 2008

	December 31, 2009
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,195	$35,572	$36,122	$36,122
Government sponsored agencies	137,405	137,839	140,831	140,831
Other political subdivisions	10,060	10,020	10,014	10,014
Corporate debt securities	309,538	312,225	327,845	327,845
Foreign debt securities	19,423	19,465	20,724	20,724
Mortgage-backed and asset-backed securities	532,822	446,144	429,017	429,017

Sub-total	$1,044,443	961,265	$964,553	964,553

Policy loans		19		19
Other invested assets		1,257		1,257

Total investments		$962,541		$965,829

	December 31, 2008
Classification	Face Value	Amortized Cost	Fair Value	Carryinge Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,155	$33,963	$35,335	$35,335
Government sponsored agencies	90,314	90,030	95,029	95,029
Other political subdivisions	10,035	9,993	9,885	9,885
Corporate debt securities	441,943	441,681	420,283	420,283
Foreign debt securities	32,958	32,779	30,890	30,890
Mortgage-backed and asset-backed securities	565,537	466,632	440,971	440,971

Sub-total	$1,173,942	1,075,078	$1,032,393	1,032,393

Policy loans		22,274		22,274
Other invested assets		1,649		1,649

Total investments		$1,099,001		$1,056,316

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(in thousands)
ASSETS
Cash and cash equivalents	$112,571	$165,029
Investments in subsidiaries	1,656,193	1,472,592
Advances to agents	8,504	19,530
Surplus note receivable from affiliate	60,000	65,550
Due from affiliates	36,950	37,115
Deferred loan origination fees	6,045	6,202
Income tax receivable	—	29
Deferred income tax asset	19,891	8,057
Other assets	9,761	8,690

Total assets	$1,909,915	$1,782,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$313,758	$320,625
Other long tern debt	110,000	110,000
Fair value of cash flow hedges	15,465	20,298
Income tax payable	17,740	—
Amounts payable and other liabilities	3,488	15,787

Total liabilities	460,451	466,710

Total stockholders' equity	1,449,464	1,316,084

Total liabilities and stockholders' equity	$1,909,915	$1,782,794

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2009

	2009	2008	2007
	(in thousands)
REVENUES:
Surplus note investment income—affiliated	$65	$570	$1,783
Net investment income—unaffiliated	485	3,491	5,849
Realized loss	—	(449)	(928)

Total revenues	550	3,612	6,704

EXPENSES:
Selling, general and administrative expenses	10,037	2,045	13,859
Stock compensation expense	7,127	6,369	4,572
Interest expense—loan payable	13,069	15,467	11,642
Interest expense—other long term debt	6,868	8,227	8,838

Total expenses	37,101	32,108	38,911

Loss before income taxes and equity in income of subsidiaries	(36,551)	(28,496)	(32,207)
Income tax benefit	13,820	11,946	11,394

Loss before equity in income of subsidiaries	(22,731)	(16,550)	(20,813)
Equity in income of subsidiaries, net of taxes	163,035	111,642	104,885

Net income	$140,304	$95,092	$84,072

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2009

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	140,304	$95,092	$84,072
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(163,035)	(111,642)	(104,885)
Realized loss	—	449	928
Stock based compensation	7,127	6,369	4,572
Change in amounts due to/from subsidiaries	165	(2,034)	(13,353)
Amortization of deferred loan origination fees	158	1,048	2,510
Change in income taxes receivable/payable	17,769	6,756	—
Deferred income taxes	(5,881)	(1,571)	(2,999)
Change in other assets and liabilities	(6,191)	13,642	(193)

Cash used in operating activities	(9,584)	8,109	(29,348)

Cash flows from investing activities:
Issuance of surplus note to affiliate	—	—	(60,000)
Redemption of surplus note due from affiliate	5,549	12,000	10,000
Capital contributions to subsidiaries	—	—	(81,000)
Purchase of business and return of purchase price	—	40,990	(358,286)
Purchase of agent advances from subsidiaries, net of collections	11,026	12,464	4,740

Cash provided by (used in) investing activities—continuing operations	16,575	65,454	(484,546)
Cash used in investing activities—discontinued operations	—	—	(19,836)

Cash provided by (used in) investing activities	16,575	65,454	(504,382)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,411	7,661	14,961
Proceeds from issuance of preferred stock	—	—	332,107
Purchase of treasury stock	(63,693)	(74,821)	—
Issuance of new debt	—	—	450,000
Principal repayment on debt	(6,867)	(28,500)	(156,438)
Dividends received from subsidiaries	7,871	15,660	12,043
Other financing activities	(1,171)	—	(5,895)

Cash (used in) provided by financing activities	(59,449)	(80,000)	646,778

Net (decrease) increase in cash and cash equivalents	(52,458)	(6,437)	113,048
Cash and cash equivalents:
At beginning of year	165,029	171,466	58,418

At end of year	$112,571	$165,029	$171,466

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20,632	$22,721	$18,679

Income taxes	$53,301	$36,950	$39,100

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

2. AGENT ADVANCES

        Universal American's insurance subsidiaries advance commissions to their respective agents for business submitted by the agents. Universal American has agreements with certain of its insurance subsidiaries whereby it had purchased the related receivables. The advances are recovered as the commissions are earned through the balance of the policy period.

3. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGES

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 14—Loan Payable in the notes to the Consolidated Financial Statements. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was a $15.5 million liability at December 31, 2009 and a $20.3 million liability at December 31, 2008. We have reflected this fair value in other liabilities. In connection with the transaction executed with Citibank, N.A. we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $8.1 million as of December 31, 2009 and $9.3 million as of December 31, 2008. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive loss. We perform periodic assessments of hedge effectiveness by verifying and documenting whether the critical terms of the

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGES (Continued)

hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

        The Company paid $6.3 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2009. The Company paid $1.4 million in interest in connection with the $250 million of interest rate swap agreements pertaining to our credit facility during the year ended December 31, 2008, but did not make any payments during 2007. Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expired in October 2008. The fair value of this swap was $0 at December 31, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the year ended December 31, 2008, we reported a net $0.3 million in realized gains relating to the increase in the fair value of the cash flow swap agreement. During the year ended December 31, 2007, we reported a realized loss of $0.9 million relating to the reduction in the fair value of the cash flow swap agreement.

4. SURPLUS NOTES RECEIVABLE FROM AFFILIATES

        American Exchange made $5.6 million in principal payments on its surplus note during June 2009 resulting in the note being paid in full. Prior to repayment, this note had bore interest at LIBOR plus 250 basis points.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bears interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, at December 31, 2008, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made during the year ended December 31, 2009. As of December 31, 2009, Pyramid's risk-based capital ratio was below 450%, thus principal repayments are not likely to be made in 2010.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN CORP.

(in thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2009
Senior Managed Care—Medicare Advantage	$—	$—	$—	$238,920	$2,616,596	$23,111	$2,156,603	$—	$351,577
Medicare Part D	—	—	—	91,027	1,980,907	2,844	1,587,076	—	218,972
Traditional Insurance	150,398	992,736	—	65,903	321,423	23,062	254,991	7,786	104,185
Senior Administrative Services	—	—	—	—	—	1	—	—	33,735
Corporate	—	—	—	—	—	665	—	—	63,341
Intersegment and other adjustments	—	—	—	—	(28)	131	(36)	—	(29,082)

Segment Total	$150,398	$992,736	$—	$395,850	$4,918,898	$49,814	$3,998,634	$7,786	$742,728

2008
Senior Managed Care—Medicare Advantage	$—	$—	$—	$257,308	$2,404,067	$16,626	$2,001,163	$—	$324,905
Medicare Part D	—	—	—	180,309	1,802,127	1,052	1,533,090	—	235,536
Traditional Insurance	237,630	1,021,712	—	73,093	394,275	60,189	317,344	14,273	119,122
Senior Administrative Services	—	—	—	—	—	—	—	—	62,868
Corporate	—	—	—	—	—	3,345	—	—	41,272
Intersegment and other adjustments	—	—	—	—	(15)	58	(15)	—	(68,876)

Segment Total	$237,630	$1,021,712	$—	$510,710	$4,600,454	$81,270	$3,851,582	$14,273	$714,827

2007
Senior Managed Care—Medicare Advantage	$—	$—	$—	$303,281	$1,920,309	$23,142	$1,611,824	$574	$278,327
Medicare Part D	—	—	—	139,552	578,791	6,685	427,195	—	98,455
Traditional Insurance	245,511	1,051,309	—	91,608	442,163	71,189	350,790	15,389	134,378
Senior Administrative Services	—	—	—	—	—	—	—	—	82,830
Corporate	—	—	—	—	—	5,398	—	—	41,664
Intersegment and other adjustments	—	—	—	—	156	556	129	—	(82,894)

Segment Total	$245,511	$1,051,309	$—	$534,441	$2,941,419	$106,970	$2,389,938	$15,963	$552,760

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

	Balance Jan 1	Charged to Statement of Operations	Write-offs against allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2009
Due and unpaid premiums(1)	$3,282	$—	$(3,282)	$—	$—
Other Part D receivables(1)	16,079	—	(16,079)	—	—
Advances to agents	10,412	14,034	—	—	24,446
Other assets(3)	20,814	18,549	(3,534)	1,442	37,271
Deferred income taxes	4,433	1,551	—	—	5,984
2008
Due and unpaid premiums(1)	$7,298	$2,432	$(8,881)	$2,433	$3,282
Other Part D receivables(1)	13,836	7,959	(6,378)	662	16,079
Advances to agents	4,682	5,730	—	—	10,412
Other assets(3)	18,100	2,817	(552)	449	20,814
Deferred income taxes	3,144	1,289	—	—	4,433
2007
Due and unpaid premiums(1)	$3,230	$2,079	$(89)	$2,078	$7,298
Other Part D receivables(2)	5,830	—	(4,372)	12,378	13,836
Advances to agents	3,494	1,188	—	—	4,682
Other assets(3)	—	17,548	—	552	18,100
Deferred income taxes	2,949	195	—	—	3,144

(1)
Amount in Acquisition and Other Adjs. column includes 50% share of current year increment recovered from joint venture partner.

(2)
Amount in Acquisition and Other Adjs. column includes valuation account acquired in connection with acquisition of MemberHealth.

(3)
Represents valuation account on receivables related to Medicare Advantage products.