Form 10-Q
period 2010-03-31
UNIVERSAL AMERICAN CORP.
filed 2010-05-10
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 26, 2010
$0.01 par value	75,448,814 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2010, $921,829; 2009, $961,265)	$931,664	$964,553
Other invested assets	1,287	1,276

Total investments	932,951	965,829
Cash and cash equivalents	946,275	856,958
Accrued investment income	8,071	9,005
Deferred policy acquisition costs	147,414	150,398
Reinsurance recoverables—life	606,862	622,547
Reinsurance recoverables—health	130,237	126,524
Due and unpaid premiums	194,726	35,466
Present value of future profits and other amortizing intangible assets	161,649	167,545
Goodwill and other indefinite lived intangible assets	530,031	530,031
Income taxes receivable	26,281	3,441
Other Part D receivables	212,286	168,159
Advances to agents	74,149	66,418
Other assets	125,937	112,535

Total assets	$4,096,869	$3,814,856

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$590,941	$599,442
Reserves for future policy benefits—health	409,563	408,625
Policy and contract claims—health	505,146	380,519
Premiums received in advance	21,103	12,535
Loan payable	312,926	313,758
Other long term debt	110,000	110,000
Amounts due to reinsurers	5,383	7,078
Deferred income tax liability	28,840	31,564
CMS contract deposit liabilities	380,917	169,169
Other Part D liabilities	100,732	163,332
Other liabilities	161,617	169,370

Total liabilities	2,627,168	2,365,392

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A preferred stock (Authorized: 300,000 shares, issued and outstanding: 42,105 shares, liquidation value 2010, $64,842; 2009, $49,263)	42	42
Series B preferred stock (Authorized: 300,000 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2010, 78.1 million shares; 2009, 87.9 million shares)	781	879
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	789,397	880,709
Accumulated other comprehensive loss	(4,433)	(7,915)
Retained earnings	711,096	709,695
Less: treasury stock (2010, 2.7 million shares; 2009, 13.5 million shares)	(27,182)	(133,946)

Total stockholders' equity	1,469,701	1,449,464

Total liabilities and stockholders' equity	$4,096,869	$3,814,856

See Notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands, per share amounts in dollars)

	2009	2008
Net premium and policyholder fees earned	$1,497,448	$1,349,134
Net investment income	10,797	15,736
Fee and other income	4,813	4,128
Realized loss:
Total other-than-temporary impairment losses on securities	(131)	(8,076)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	(131)	(8,076)
Realized (loss) gain, excluding other-than-temporary impairment losses on securities	(153)	854

Net realized losses on investments	(284)	(7,222)

Total revenues	1,512,774	1,361,776

Benefits, claims and expenses:
Claims and other benefits	1,334,773	1,193,591
Change in deferred acquisition costs	2,984	7,699
Amortization of present value of future profits	5,937	5,893
Commissions	30,798	31,706
Reinsurance commissions and expense allowances	(4,639)	(5,519)
Interest expense	5,013	5,259
Other operating costs and expenses	139,334	143,787

Total benefits, claims and expenses	1,514,200	1,382,416

Loss before equity in earnings of unconsolidated subsidiary	(1,426)	(20,640)
Equity in earnings of unconsolidated subsidiary	—	97

Loss before taxes	(1,426)	(20,543)

Benefit from income taxes	(2,827)	(7,395)

Net income (loss)	$1,401	$(13,148)

Earnings (loss) per common share:
Basic	$0.02	$(0.16)

Diluted	$0.02	$(0.16)

Weighted average shares outstanding:
Weighted average common shares outstanding	84,895	86,850
Less weighted average treasury shares	(11,274)	(8,446)

Basic weighted shares outstanding	73,621	78,404
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	306	406

Diluted weighted shares outstanding	78,138	83,021

See Notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2009
Balance at January 1, 2009	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net loss	—	—	—	—	—	(13,148)	—	(13,148)
Other comprehensive loss	—	—	—	—	(2,828)	—	—	(2,828)

Comprehensive loss	—	—	—	—	—	—	—	(15,976)

Issuance of common stock	—	—	1	48	—	—	—	49
Stock based compensation	—	—	—	4,331	—	—	—	4,331
Treasury shares purchased at cost	—	—	—	—	—	—	(21,925)	(21,925)
Treasury shares reissued	—	—	—	(124)	—	—	3,658	3,534

Balance at March 31, 2009	$42	$—	$875	$874,775	$(39,250)	$545,527	$(95,872)	$1,286,097

2010
Balance at January 1, 2010	$42	$—	$879	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	—	1,401	—	1,401
Other comprehensive income	—	—	—	—	3,482	—	—	3,482

Comprehensive income	—	—	—	—	—	—	—	4,883

Issuance of common stock	—	—	2	1,159	—	—	—	1,161
Stock based compensation	—	—	—	1,782	—	—	—	1,782
Retired treasury stock	—	—	(100)	(98,959)	—	—	99,059	—
Treasury shares purchased at cost	—	—	—	—	—	—	(1,256)	(1,256)
Treasury shares reissued	—	—	—	4,706	—	—	8,961	13,667

Balance at March 31, 2010	$42	$—	$781	$789,397	$(4,433)	$711,096	$(27,182)	$1,469,701

See Notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,401	$(13,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	—	(97)
Distribution from unconsolidated subsidiary	—	6,800
Deferred income taxes	(4,599)	(8,115)
Realized losses on investments	284	7,222
Amortization of intangible assets	5,936	5,893
Net amortization of bond premium	791	358
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2,984	7,699
Reserves for future policy benefits	(7,015)	1,204
Policy and contract claims payable	124,080	(196,820)
Reinsurance balances	7,716	(4,064)
Due and unpaid/advance premium, net	(150,692)	(137,956)
Income taxes payable/receivable	(22,840)	12,743
Other Part D (payables)/receivables	(106,727)	(101,479)
Other, net	(8,365)	10,754

Cash used in operating activities	(157,046)	(409,006)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	44,631	109,172
Cost of fixed maturity investments purchased	(6,269)	(54,053)
Purchase of fixed assets	(2,641)	(6,218)
Other investing activities	(388)	20

Cash provided by investing activities	35,333	48,921

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	1,370	2,617
Cost of treasury stock purchases	(1,256)	(21,925)
Receipts from CMS contract deposits	990,103	955,467
Withdrawals from CMS contract deposits	(778,355)	(602,792)
Deposits and interest credited to policyholder account balances	—	4,357
Surrenders and other withdrawals from policyholder account balances	—	(17,012)
Principal repayment on loan payable and other long term debt	(832)	(875)

Cash provided by financing activities	211,030	319,837

Net increase (decrease) in cash and cash equivalents	89,317	(40,248)
Cash and cash equivalents at beginning of period	856,958	511,032

Cash and cash equivalents at end of period	$946,275	$470,784

See Notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Part D prescription drug benefit Plans, known as PDPs, Medicare coordinated care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance, and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        On April 24, 2009 we entered in to an agreement with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS) to reinsure substantially all of our in force life insurance and annuity business as of April 1, 2009, under a 100% coinsurance treaty. This transaction is discussed in more detail at Note 14 of Notes to the Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this quarterly report on Form 10-Q should refer to our annual report on Form 10-K for the year ended December 31, 2009, that was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2010. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our consolidated financial statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during the current quarter.

        Reclassifications:    Commencing with the filing of our quarterly report on Form 10-Q for the period ended September 30, 2009, we modified the presentation of certain amounts within the consolidated balance sheets and statements of operations. We have conformed prior year amounts with our current presentation with respect to following line items:

  •
  Direct premium and policyholder fees earned, Reinsurance premiums assumed and Reinsurance premiums ceded have been combined and are now reported as Net premiums and policyholder fees earned;

  •
  Claims and other benefits, Change in reserves for future policy benefits and Interest credited to policyholders have been combined and are now reported as Claims and other benefits.

        We believe that these changes will enhance the usefulness of our consolidated financial statements by combining similar balances into single financial statement line items. These reclassifications had no effect on stockholders' equity, net income, or earnings per share as previously reported.

        Significant Accounting Policies:    For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Subsequent Events Disclosure:    On February 24, 2010, the FASB issued an update to address certain implementation issues related Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our financial position or results of operations.

        Fair Value Disclosures:    In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures, which updates ASC 820-10-20, Fair Value Measurements and Disclosures. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on our financial position or results of operations. The new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010.

        Variable Interest Entities:    In December 2009, the FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010, and the adoption of ASU 2009-17 had no impact on our financial position or results of operations.

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

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$36,487	$460	$(13)	$—	$36,934
Government sponsored agencies	128,038	3,250	—	—	131,288
Other political subdivisions	10,526	321	(248)	—	10,599
Corporate debt securities	307,992	17,566	(815)	—	324,743
Foreign debt securities	19,455	1,307	—	—	20,762
Mortgage-backed and asset-backed securities	419,331	16,026	(10,213)	(17,806)	407,338

	$921,829	$38,930	$(11,289)	$(17,806)	$931,664

	December 31, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Mkt Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,572	$554	$(4)	$—	$36,122
Government sponsored agencies	137,839	3,051	(59)	—	140,831
Other political subdivisions	10,020	223	(229)	—	10,014
Corporate debt securities	312,225	16,826	(1,206)	—	327,845
Foreign debt securities	19,465	1,259	—	—	20,724
Mortgage-backed and asset-backed securities	446,144	14,588	(13,598)	(18,117)	429,017

	$961,265	$36,501	$(15,096)	$(18,117)	$964,553

(1)
Other-than-temporary impairments.

        At March 31, 2010, gross unrealized losses on mortgage-backed and asset-backed securities totaled $28.0 milion, consisting of unrealized losses of $24.4 million on subprime residential mortgage loans, as discussed below, and $3.6 million related to obligations of commercial mortgage-backed securities and other asset- backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$128,496	$131,474
Due after 1 year through 5 years	277,092	293,249
Due after 5 years through 10 years	79,394	82,791
Due after 10 years	17,516	16,812
Mortgage and asset-backed securities	419,331	407,338

	$921,829	$931,664

        The fair value and unrealized loss as of March 31, 2010 and December 31, 2009 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$2,513	$(10)	$49	$(3)	$2,562	$(13)
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	530	(1)	1,752	(247)	2,282	(248)
Corporate debt securities	9,699	(98)	7,320	(717)	17,019	(815)
Foreign debt securities	25	—	—	—	25	—
Mortgage-backed and asset-backed securities	25,452	(504)	27,558	(27,515)	53,010	(28,019)

Total fixed maturities	$38,219	$(613)	$36,679	$(28,482)	$74,898	$(29,095)

Total number of securities in an unrealized loss position						44

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

        As of March 31, 2010, we held subprime securities with par values of $52.6 million, an amortized cost of $47.2 million and a market value of $22.9 million representing approximately 1.2% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands)
2003	$4,050	$3,376	$(674)
2004	936	532	(404)
2005	20,635	13,911	(6,724)
2006	16,626	3,381	(13,245)
2007	4,988	1,655	(3,333)

Totals	$47,235	$22,855	$(24,380)

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

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity investments recorded since the subprime deterioration began in 2007:

		Quarter Ended March 31, 2010	Year Ended
	Cumulative		2009	2008	2007
	(in thousands)
Subprime	$99,589	$131	$10,497	$47,964	$40,997
Other structured	11,043	—	6,398	4,645	—
Corporate	7,177	—	—	7,177	—

	$117,809	$131	$16,895	$59,786	$40,997

        During the quarter ended March 31, 2010, we recognized an other-than-temporary impairment on one previously impaired structured security.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Realized gains:
Fixed maturities	$568	$1,347

Realized losses:
Fixed maturities, excluding OTTI	(721)	(493)
OTTI on fixed maturities	(131)	(8,076)

	(852)	(8,569)

Net realized losses	$(284)	$(7,222)

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income:

Three months ended March 31, 2010
(in thousands)
Balance, January 1, 2010	$7,846
Credit related impairments recognized in current period earnings on securities:
With credit related impairments previously recognized	—
With credit related impairments not previously recognized	—

Cumulative credit related impairments as of March 31, 2010	$7,846

        In addition, during the quarter ended March 31, 2010, we recognized other-than-temporary impairments of approximately $0.1 million on securities for which the impairment was not split between earnings and other comprehensive income.

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

        Level 2 observable inputs, other than quoted prices included in Level 1, reflect the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and we classify them within Level 2. Derivative instruments that are priced using models with observable market inputs, such as interest rate swap contracts, are also reflected as Level 2.

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

        The following table presents our assets and liabilities that are carried at fair value by hierarchy levels, as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$931,664	$—	$930,231	$1,433
Equity securities	9	—	—	9

Total assets	$931,673	$—	$930,231	$1,442

Liabilities:
Interest rate swaps	$16,655	$—	$16,655	$—

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

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2009	$1,563	$9	$1,572
Net purchases and sales	(97)	—	(97)
Net transfers in/(out)	(50)	—	(50)
Unrealized losses included in AOCL (1),(2)	17	—	17

Fair value as of March 31, 2010	$1,433	$9	$1,442

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

        At March 31, 2010 and 2009, we allocated earnings between common and participating preferred stock as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income (loss) attributable to common stock	$1,325	$(12,483)
Undistributed income (loss) allocated to participating preferred stock	76	(665)

Net income (loss)	$1,401	$(13,148)

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. SHARE REPURCHASE PLAN (Continued)

programs. There have been no buybacks since December 31, 2009. As of March 31, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the three months ended March 31,
	2010			2009
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	13,538,081	$133,946	$9.89	7,194,387	$77,605	$10.79
Retirement of treasury stock	(10,000,000)	$(99,059)	9.91	—	—	—
Shares repurchased	85,148	1,256	14.75	2,674,279	21,925	8.20
Shares distributed in the form of employee bonuses	(956,640)	(8,961)	9.37	(339,168)	(3,658)	10.42

Treasury stock, end of period	2,666,589	$27,182	$10.19	9,529,498	$95,872	$10.06

        As a result of our stock buyback program we had accumulated 13.5 million shares of common stock in treasury as of December 31, 2009. We cancelled 10 million shares on March 15, 2010, reducing treasury stock and additional paid-in-capital by approximately $99 million, with no impact on total stockholders' equity.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Net unrealized gains (losses) on investments	$27,641	$21,405
Gross unrealized OTTI	(17,806)	(18,117)
Fair value of cash flow swap on debt	(16,655)	(15,465)
Deferred income taxes	2,387	4,262

Total accumulated other comprehensive loss	$(4,433)	$(7,915)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

        The components of other comprehensive income (loss), and the related tax effects for each component are as follows:

	Three months ended March 31,
	2010			2009
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain (loss) arising during the period (net of deferred acquisition costs)	$6,263	$2,192	$4,071	$(11,918)	$(4,172)	$(7,746)
Reclassification adjustment for losses included in income	284	99	185	7,222	2,528	4,694

Net unrealized gain (loss) arising during the period	6,547	2,291	4,256	(4,696)	(1,644)	(3,052)
Cash flow hedge	(1,190)	(416)	(774)	368	129	239
Foreign currency translation adjustment	—	—	—	(23)	(8)	(15)

Other comprehensive income (loss)	$5,357	$1,875	$3,482	$(4,351)	$(1,523)	$(2,828)

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in Note 22—Stock-Based Compensation to the financial statements in our annual report on Form 10-K for the year ended December 31, 2009.

        The compensation expense that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Stock options	$1,572	$1,764
Restricted stock awards	1,833	985

Total stock-based compensation expense	3,405	2,749
Tax benefit recognized	1,192	962

Stock-based compensation expense, net of tax	$2,213	$1,787

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

  Stock Option Awards

        We recognize compensation cost for share- based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation-Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value employee stock options.

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	Quarter ended March 31,
	2010	2009
Weighted-average grant date fair value	$5.41	$3.97
Risk free interest rates	1.87%-2.13%	1.28%-3.05%
Dividend yields	0.0%	0.0%
Expected volatility	54.49%-54.91%	40.61%-55.63%
Expected lives of options (in years)	3.3-3.8	3.5-3.75

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the first quarter ended March 31, 2010 is set forth below:

Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2010	5,351	$14.55
Granted	805	13.60
Exercised	(144)	8.05
Forfeited or expired	(148)	20.22

Outstanding, March 31, 2010	5,864	$14.49

Exercisable, March 31, 2010	3,466	$14.47

        The total intrinsic value of options exercised during the first quarter of 2010 was $1.0 million and the total intrinsic value of options exercised during the first quarter of 2009 was less than $0.1 million. As of March 31, 2010, the total compensation cost related to non-vested awards not yet recognized was $12.1 million, which we expect to recognize over a weighted average period of 1.2 years.

        We received proceeds of $1.2 million from the exercise of stock options during the first quarter of 2010 and proceeds of less than $0.1 million from the exercise of stock options during the first quarter of 2009. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $0.2 million of financing cash flows for these excess tax deductions for the first quarter ended March 31, 2010 and $2.6 million for the three months ended March 31, 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

  Employee and Director Restricted Stock Awards

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

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	609	$13.32
Granted	521	13.67
Vested	(110)	9.89
Forfeited	(7)	14.12

Non-vested at March 31, 2010	1,013	$13.87

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2010 was $1.8 million and the total fair value of shares of restricted stock vested during the three months ended March 31, 2009 was $0.6 million.

        During 2009, the Board of Directors approved a performance share award program for our officers. The performance shares are structured such that target shares with a three-year cliff vesting period are awarded. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 442 thousand performance shares to officers during 2010 and 373 thousand shares in 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. MEDICARE PART D

        The following table provides balances due from (to) CMS by Plan year:

	March 31, 2010			December 31, 2009
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2010	$(209,000)	$105,410	$(103,590)	$—	$—	$—
2009(3)	(196,962)	(37,346)	(234,308)	(194,062)	(35,957)	(230,019)
2008(4)	—	—	—	—	—	—
2007(5)	21,585	12,536	34,121	21,433	12,536	33,969
2006	3,460	1,596	5,056	3,460	1,595	5,055

Total due (to) from CMS	$(380,917)	$82,196	$(298,721)	$(169,169)	$(21,826)	$(190,995)

(1)
Amounts reported in CMS contract deposit liabilities in the consolidated balance sheets.

(2)
Amounts reported in Due and unpaid premiums in the consolidated balance sheets.

(3)
We expect to pay the amount due to CMS for the 2009 Plan year during the fourth quarter of 2010.

(4)
We collected the amount due from CMS for the 2008 Plan year during the third quarter of 2009.

(5)
For the 2007 Plan year, reconciliation data was received from CMS and amounts were preliminarily settled during the fourth quarter of 2008. Subsequent to this preliminary settlement, the Company requested a reopening of the 2007 Plan year and received an $80 million interim payment on January 2, 2009, as part of this request.

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements one with Citibank, N.A. and one with Caylon Corporate and Investment Bank, on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR to hedge the variability of cash flows to be paid under our credit facility. We have determined that the critical terms of the hedging instrument and the hedged forecasted transaction were the same and have designated these swaps as cash flow hedges. As a result, we reflect changes in the fair value in other comprehensive income and the unrealized loss on these hedges in accumulated other comprehensive loss. We perform periodic assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows. The combined fair value of these swaps was a $16.7 million liability at March 31, 2010 and a $15.5 million liability at December 31, 2009. We have reflected this fair value in other liabilities.

        In connection with the swap transaction executed with Citibank, we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $8.2 million as of March 31, 2010 and $8.1 million as of December 31, 2009. The swap agreements and our credit facility are described in more detail in Note 16—Derivative Instruments—Cash Flow Hedges and Note 14—Loan Payable in the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

12. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a shareholder derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The remaining defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch and Robert A. Waegelein, former officer Gary W. Bryant, as well as the three directors affiliated with Capital Z Partners who were sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The court granted this motion in a decision and order dated May 16, 2008, and the plaintiff appealed the dismissal. On appeal, the Appellate Division for the Second Department issued a decision dated November 17, 2009 affirming the dismissal with respect to one count of the complaint concerning alleged false statements, but reversing with respect to the two remaining counts concerning stock sales both by the officer defendants and by Capital Z Partners that the complaint alleges should be attributed to the three directors described above. Proceedings have now resumed in the lower court, and a scheduling conference has been set for May 21, 2010.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        In July 2009, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to our marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. An additional subpoena was received in March of 2010. We are cooperating with HHS-OIG and responding to the subpoenas. We are not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended March 31,
	2010		2009
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$785,047	$47,603	$646,246	$46,242
Medicare Part D	644,220	(31,986)	615,739	(35,864)
Traditional Insurance	80,289	(5,699)	104,103	(15,489)
Senior Administrative Services	9,116	1,337	12,004	3,425
Corporate	71	(12,397)	169	(11,635)
Intersegment revenues	(5,685)	—	(9,166)	—
Adjustments to segment amounts:
Net realized losses(1)	(284)	(284)	(7,222)	(7,222)
Equity in earnings of unconsolidated subsidiary(2)	—	—	(97)	—

Total	$1,512,774	$(1,426)	$1,361,776	$(20,543)

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

14. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was a benefit of 198.3% for the first quarter of 2010, and an expense of 36.0% for the first quarter of 2009. The increase in the effective rate is attributable to $2.3 million of non-recurring tax benefits recognized during the first quarter of 2010. These benefits were recognized upon the completion of examinations by the Internal Revenue Service and are attributable to pre -acquisition tax returns of MemberHealth, Inc.

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we entered into an agreement with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS) to reinsure substantially all of our in force life insurance and annuity business as of April 1, 2009, under a 100% coinsurance treaty. In accordance with ASC 944, Financial Services-

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the GAAP basis liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

        On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer, which was recognized during the second quarter of 2009.

        Restructuring Charges:    In 2009, we had undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. We engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts had taken on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our health Plan business, workforce reduction and consolidation of facilities. This plan was substantially completed at December 31, 2009.

        We incurred total restructuring charges of $4.9 million during the year ended December 31, 2009. Substantially all of these charges were included in restructuring costs in our Consolidated Statements of Operations for the second quarter of 2009. A summary of our restructuring liability balance as of March 31, 2010 and restructuring activity for 2010 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	March 31, Balance
	(in thousands)
2010
Contract termination costs	Medicare Advantage	$—	$—	$—	$—	$—
Workforce reduction	Traditional	147	—	—	—	147
Facility consolidation	Traditional	697	—	—	(37)	660

Total		$844	$—	$—	$(37)	$807

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of March 31, 2010, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. SUBSEQUENT EVENTS

        Sale of CHCS:    On April 27, 2010, we entered into an agreement to sell the outstanding common stock of the CHCS, Inc., our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems, Limited, for $6.0 million in cash. The purchase price is subject to an adjustment for any net working capital remaining at CHCS on the closing date. We are anticipating an immaterial loss on the transaction. The closing of the transaction is subject to regulatory approval and other customary closing conditions, with an effective date of April 1, 2010.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2010 and 2009. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant First Quarter Items

  •
  Revenue increased 11% to $1.5 billion, compared to the first quarter of 2009.

  •
  Pre-tax loss narrowed by $19.2 million, compared to the first quarter of 2009.

  •
  Membership in our network-based Plans increased 39% year-over-year, including 12% growth in our HMO expansion markets in Oklahoma, Wisconsin and Dallas, TX. PFFS membership increased 12% for the same period.

  •
  For the 2010 Plan year, one or both of our Part D Plans bid under the benchmark in 30 of the 34 regions. As a result, we maintained all of our existing auto-assigned regions, and added three new regions and received 148,604 additional dual-eligible members in 2010.

  •
  Part D membership increased 181,000 from the first quarter of 2009 to 1.9 million members, and our Part D plans became the second largest plan sponsor in the country.

  •
  PFFS membership increased 15% from the first quarter of 2009 due to higher sales and lower attrition.

  •
  Other-than-temporary impairment of investment securities declined to $0.1 million, compared to $8.1 million recorded in the first quarter of 2009.

  •
  Recorded $2.3 million tax benefit related to non-recurring items.

  •
  First quarter diluted earnings per share of $0.02, compared with ($0.16) in the same period last year.

Membership

        The following table presents our membership in Medicare Advantage and Part D products as of March 31, 2010 and 2009.

	As of March 31,
Membership by Segment	2010	2009
	(in thousands)
Medicare Advantage
PFFS	197	171
Network-based (HMO and PPO)	89	61

Total Medicare Advantage	286	232
Total Part D	1,877	1,696

Total Membership	2,163	1,928

Healthcare Reform

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health reform legislation. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the health reform legislation is difficult to predict and not yet fully known.

        The provisions of these new laws include the following key points:

  •
  Gradual closing of the coverage gap, or "donut hole" on Medicare Part D, through 2020;

  •
  Small differences between the Low Income Subsidy benchmark and bids for Medicare Part D can be made up if premium is waived;

  •
  Reduced reimbursement rates on Medicare Advantage products, beginning in 2012;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season; and

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014.

        Most of these provisions are not scheduled to go into effect immediately and may be delayed for several years. During this time, the bills may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our 2011 bid submissions.

        Recent rules promulgated by CMS include the limitation on the number of plan submissions by Medicare Advantage and Part D sponsors, a push to eliminate plans with few members and to increase the quality of plans and restrictions on benefit packages, among other items to consider in the 2011 bids due in June 2010, and in connection therewith, CMS is reviewing 2011 applications more critically to ascertain plan sponsors are conforming to the new rules. Consequently we are focusing our new 2011 Medicare Advantage filings on Network Private Fee for Service plans. For additional information, see Part II—Item 1A Risk Factors.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended March 31,
	2010	2009
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$47,603	$46,242
Medicare Part D(1)	(31,986)	(35,864)
Traditional Insurance(1)	(5,699)	(15,489)
Senior Administrative Services(1)	1,337	3,425
Corporate(1)	(12,397)	(11,635)
Net realized losses on investments(1)	(284)	(7,222)

Income (loss) before provision for income taxes(1)	(1,426)	(20,543)
Benefit for income taxes	(2,827)	(7,395)

Net income (losss)	$1,401	$(13,148)

Earnings (loss) per common share (diluted)	$0.02	$(0.16)

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

  Three months ended March 31, 2010 and 2009

        Net income for the three months ended March 31, 2010 was $1.4 million, or $0.02 per diluted share, compared to a net loss of $13.1 million, or $0.16 per diluted share for the three months ended March 31, 2009. Net income for the first quarter of 2010 includes realized investment losses, net of taxes, of $0.2 million, or less than $0.01 per diluted share. Net income for the first quarter of 2009 includes realized investment losses, net of taxes, of $4.7 million, or $0.06 per diluted share, related primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was a benefit of 198.3% for the first quarter of 2010, and an expense of 36.0% for the first quarter of 2009. The increase in the effective rate is attributable to $2.3 million of non-recurring tax benefits recognized during the first quarter of 2010. These benefits were recognized upon the completion of examinations by the Internal Revenue Service and are attributable to pre -acquisition tax returns of MemberHealth, Inc. Excluding these non-recurring tax benefits, the effective tax rate for the first quarter of 2010 was an expense of 36.9%, consistent with our historical effective tax rates.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $47.6 million in the three months ended March 31, 2010, an increase of $1.4 million compared to the three months ended March 31, 2009. The increase in earnings was driven by higher member months and an improvement in the expense ratio of 74 basis points, offset by an increase in the benefit ratio of 192 basis points.

        Our Part D business generated a loss before taxes for the first quarters of 2010 and 2009, with these losses expected as a result of the seasonality of the Medicare Part D benefit design. The $32.0 million loss before taxes in the first quarter of 2010 was an improvement of $3.9 million or 10.8% from the $35.9 million loss before taxes in the first quarter of 2009. This improvement was attributable to on-going efforts to reduce general expenses, and was partially offset by an increase in the ratio of pharmacy benefits to net premiums.

        Our Traditional Insurance segment loss before taxes decreased by $9.8 million compared to the first quarter of 2009, due primarily to a reduction in commissions and general expenses. This reduction in expenses was partially offset by the decrease in net premiums, benefits expense, and investment income related to the lower level of business in-force.

        Segment income before taxes for our Senior Administrative Services segment declined by $2.1 million, or 61%, to $1.3 million for the first quarter of 2010, as compared to the same period of 2009. This decrease is primarily the result of anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

        The loss from our Corporate segment increased by $0.8 million, or 7%, for the first quarter of 2010 compared to the first quarter of 2009. This was due primarily to slightly higher general expense and lower net investment income, partially offset by lower interest expense.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2010	2009
	(in thousands)
Net premiums	$777,831	$640,885
Net investment and other income	7,216	5,361

Total revenue	785,047	646,246

Medical expenses	643,369	517,771
Amortization of intangible assets	1,140	1,146
Commissions and general expenses	92,935	81,087

Total benefits, claims and expenses	737,444	600,004

Segment income before taxes	$47,603	$46,242

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our PFFS business, which offers coverage to Medicare beneficiaries in 45 states as well as our Medicare coordinated care Plans including PPOs and HMOs. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the surrounding Dallas area, 15 counties in Oklahoma and 4 counties in Wisconsin. In January 2010, we expanded our PPO products to 114 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approved CMS network access requirements or in certain designated rural areas. We have developed network-based products in selected core markets to enable the migration of our PFFS membership to these products. These businesses provide managed care for persons with Medicare under contracts with CMS.

  Three months ended March 31, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $47.6 million in the three months ended March 31, 2010, an increase of $1.4 million compared to the three months ended March 31, 2009. The increase in earnings was driven by higher member months and an improvement in the expense ratio of 74 basis points, offset by an increase in the benefit ratio of 192 basis points.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $137.0 million compared to the three months ended March 31, 2009, due to an increase in premium levels for PFFS, HMO and PPO. This increase was driven by membership growth in all three lines and an increase in the levels of PFFS and HMO premium per member. In addition, our ongoing chart review process resulted in a $13.4 million favorable premium adjustment related to 2009 risk scores recorded during the first quarter 2010 compared to an $8.0 million favorable adjustment of 2008 risk scores recorded during the first quarter 2009.

        Benefits, Claims and Expenses.    Medical expenses increased by $125.6 million compared to the first quarter of 2009, consistent with the higher level of earned premium. The Medicare Advantage medical loss ratio increased to 82.7% for the first quarter of 2010 from 80.8% for the same period in 2009. This increase was due principally to $7.7 million of net positive development related to prior years in the PFFS and HMO lines in 2009 with no counterpart in 2010, partially offset by the increase in risk score revenues discussed above. Excluding these items, our benefit ratio was 84.4% for the three months ended March 31, 2010, as compared to 83.0% for the three months ended March 31, 2009 calculated on a similar basis. Commissions and general expenses increased by $11.8 million compared to the first quarter of 2009 primarily as the result of an increase in commissions and general expenses related to membership growth. The ratio of commissions and general expenses to premiums decreased to 11.9% in first quarter 2010 from 12.7% in first quarter 2009.

Segment Results—Medicare Part D

	Three months ended March 31,
	2010	2009
	(in thousands)
Direct and assumed premiums	$539,029	$496,669
Risk corridor adjustment/government reinsurance	104,023	117,729

Direct and assumed premiums after risk corridor adjustment	643,052	614,398
Ceded premiums	58	133

Net premiums	643,110	614,531
Other Part D income—PDMS	—	97

Total Part D revenue	643,110	614,628
Net investment and other income	1,110	1,111

Total revenue	644,220	615,739

Pharmacy benefits	628,998	593,785
Amortization of intangibles	4,012	4,011
Commissions and general expenses	43,196	53,807

Total benefits, claims and expenses	676,206	651,603

Segment loss before taxes	$(31,986)	$(35,864)

        Reported results for our Medicare Part D business ("Part D") are subject to anticipated seasonality during a given calendar year. This is due to the nature of the standard benefit design under Medicare Part D. Consequently, this business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year. As a result, we generally anticipate a pattern of net losses from our Part D segment during the early part of the year, with a break-even point during the third quarter and most of the segment's net income earned during the fourth quarter resulting in a pattern of increasing reported net income attributable to the Part D business. For a discussion of the accounting for Part D see Note 3 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K.

  Three months ended March 31, 2010 and 2009

        The Part D business generated a loss before taxes for the first quarters of 2010 and 2009, with these losses expected as a result of the seasonality of the Medicare Part D benefit design, discussed above. The $32.0 million loss before taxes in the first quarter of 2010 was an improvement of $3.9 million or 10.8% from the $35.9 million loss before taxes in the first quarter of 2009. This improvement was attributable to on-going efforts to reduce general expenses, and was partially offset by an increase in the ratio of pharmacy benefits to net premiums.

        Our 2010 first quarter loss reflected negative prior period development of $4.1 million, and consisted of negative claims development that was partially offset by additional rebates earned for the 2009 Plan year. The segment loss for the first quarter of 2009 reflected negative prior period development of $1.4 million, which represented an increase in reserves for the 2008 CMS PDE reconciliation.

        Direct and Assumed Premiums.    Net premiums for the first quarter of 2010 increased by $28.6 million, or 4.7%, versus the comparable period in 2009. The increase in net premiums was attributable to growth in membership by 181,000 members, and was partially offset by decreases in member premium rates and risk-adjusted direct subsidy rates paid by CMS. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K. The decrease in member premium rates was partially attributable to a larger portion of our 2010 membership enrolling in standard plans, which have lower member premium rates than enhanced plans.

        Benefits, Claims and Expenses.    Pharmacy benefits for the first quarter of 2010, increased by $35.2 million, or 5.9%, compared to the first quarter of 2009, and the ratio of incurred prescription drug benefits to net premium was 97.8% and 96.6% for the first quarters of 2010 and 2009, respectively. Pharmacy benefits increased as a percentage of net premiums by 120 basis points due to the combination of lower member premium and direct subsidy rates (previously described) and higher drug costs. Higher drug costs were attributable to price increases imposed by pharmaceutical manufacturers subsequent to the first quarter of 2009. These price increases are customary and were consistent with historical experience. Commissions and general expenses for the first quarter of 2010 decreased by $10.6 million, or 19.7%, versus the comparable period in 2009. This decrease was attributable to our continuing efforts to reduce general expenses, as well as the restructuring of the Part D call center and other member services which were completed during 2009. The ratio of commissions and general expenses to premiums decreased to 6.7% in first quarter 2010 from 8.8% in first quarter 2009.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2010	2009
	(in thousands)
Net premiums	$76,505	$93,729
Net investment income	3,243	9,301
Other income	541	1,073

Total revenue	80,289	104,103
Policyholder Benefits	62,405	77,764
Interest credited to policyholders	—	4,284
Change in deferred acquisition costs	2,984	7,699
Amortization of intangible assets	716	684
Commissions and general expenses, net of allowances	19,883	29,161

Total benefits, claims and expenses	85,988	119,592

Segment loss before taxes	$(5,699)	$(15,489)

  Three months ended March 31, 2010 and 2009

        Our Traditional Insurance segment loss before taxes decreased by $9.8 million compared to the first quarter of 2009, due primarily to a reduction in commissions and general expenses. This reduction in expenses was partially offset by the decrease in net premiums, benefits expense, and investment income related to the lower level of business in-force. The following table details premium for the segment by major lines of business:

Premium

	Three months ended March 31,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$78,680	$(19,485)	$59,195	$87,174	$(22,972)	$64,202
Specialty health	17,126	(2,525)	14,601	18,870	(2,820)	16,050
Life insurance and annuity	16,158	(13,449)	2,709	19,335	(5,858)	13,477

Total premium	$111,964	$(35,459)	$76,505	$125,379	$(31,650)	$93,729

        Revenues.    Net premium declined by $17.2 million, or 18.4%. The reinsurance transaction with Commonwealth, resulted in an increase in ceded life and annuity premium of $7.6 million. The remaining decrease in net premium is primarily due to the continued effect of lapsation of our senior market in-force business. The decrease in net investment income is primarily due to the decrease in invested assets as a result of the reinsurance transaction, as well as a lower yield on retained assets.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $15.4 million, or 19.8%, compared to the first quarter of 2009. This decline was primarily due to the reinsurance transaction with Commonwealth, which resulted in a decrease in net life and annuity benefits retained of $9.6 million. Individual loss ratios for the three months ended March 31, 2010 were 77.5% for senior market compared with 78.9% for the same period last year, and 101.6% for specialty health, compared with 98.5% for the same period last year. The increase in the specialty health loss ratio was caused by an increase in the number of long term care claims. The decrease in interest credited to policyholders of $4.3 million was due to the reinsurance of all interest sensitive type products to Commonwealth during 2009. The change in deferred acquisition cost decreased $4.7 million or 61.2%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life and annuity business reinsured to Commonwealth, and a decrease in the lapsation rate of the senior market in-force business compared to the same period last year.

        The following table details the components of commission and general expenses, net of allowances:

	Three months ended March 31,
	2010	2009
	(in thousands)
Commissions	$11,516	$15,311
Other operating costs	13,884	20,516
Reinsurance allowances	(5,517)	(6,666)

Commissions and general expenses, net of allowances	$19,883	$29,161

        Commissions and general expenses, net of allowances, decreased by $9.3 million compared to the first quarter of 2009. The lower level of commissions is associated with the continued aging of our in-force renewal premium and less new business production that has higher commission rates. Other operating costs decreased $6.6 million for the quarter ended March 31, 2010, compared to the first quarter of 2009. This is primarily due to the lower levels of business in-force combined with ongoing cost savings realized as a result of the corporate restructuring that had occurred during the quarter ended June 30, 2009. Allowances received from reinsurers decreased $1.1 million for the first quarter of 2010 from the first quarter of 2009. This decrease in allowances is primarily due to a lower level of first year business which has higher allowances for commissions and expenses, partially offset by increased allowances on the business reinsured to Commonwealth.

Segment Results—Senior Administrative Services

	Three months ended March 31,
	2010	2009
	(in thousands)
Affiliated fee revenue
Medicare supplement	$2,783	$3,556
Long term care	723	1,101
Life insurance	756	2,052
Other	1,695	1,683

Total affiliated revenue	5,957	8,392

Unaffiliated fee revenue
Medicare Advantage	179	985
Medicare supplement	1,355	1,207
Long term care	1,332	1,286
Non-insurance products	234	113
Other	59	21

Total unaffiliated revenue	3,159	3,612

Total revenue	9,116	12,004

Amortization of present value of future profits	69	52
General expenses	7,710	8,527

Total expenses	7,779	8,579

Segment income before taxes	$1,337	$3,425

  Three months ended March 31, 2010 and 2009

        Segment income before taxes for our Senior Administrative Services segment declined by $2.1 million, or 61%, to $1.3 million for the first quarter of 2010, as compared to the same period of 2009. This decrease is primarily the result of anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

        Revenue declined by $2.9 million, or 24%, during the first quarter of 2010 compared to the first quarter of 2009. Affiliated service fee revenue decreased by $2.4 million primarily as a result of a reduction in fee levels and lower policies in-force for our affiliated Medicare supplement business as well as a reduction in service levels on our affiliated life insurance business as a result of the reinsurance of substantially all of this business to Commonwealth in April 2009. Unaffiliated service fee revenue remained relatively flat in the first quarter of 2010 compared to the same period of 2009. General expenses for the segment decreased by $0.8 million, or 10%, primarily due to the decline in the business discussed above.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended March 31,
	2010	2009
	(in thousands)
Interest expense	$5,013	$5,259
Amortization of capitalized loan origination fees	380	262
Stock-based compensation expense	1,572	1,764
Other parent company expenses, net of revenues	5,432	4,350

Segment loss before taxes	$12,397	$11,635

  Three months ended March 31, 2010 and 2009

        The loss from our Corporate segment increased by $0.8 million, or 7%, for the first quarter of 2010 compared to the first quarter of 2009. This was due primarily to slightly higher general expense and lower net investment income, partially offset by lower interest expense.

        The decrease in interest expense of $0.2 million is due primarily to a reduction in the interest rates charged on our debt, as well as a lower balance on our loan payable as compared to the first quarter of 2009. The weighted average interest rate on our loan payable was 4.3% for the first quarter of 2010 compared to 4.6% for the first quarter of 2009. The weighted average interest rate on our other long term debt was 5.8% for the first quarter of 2010 compared to 6.4% for the first quarter of 2009. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt. The decrease in stock-based compensation resulted primarily from the full amortization of expense on older option awards that became fully vested prior to first quarter of 2010.

        The increase in other parent company expenses, net of revenues, of $1.1 million was primarily due to an $2.0 million increase in outside service and staff costs as well as an increase in sales and marketing costs of $0.3 million, partially offset by a $1.5 million increase in the release of excess prior year performance compensation accruals in excess of amounts distributed. In addition, net investment income decreased $0.1 million due to lower rates.

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

        Insurance subsidiaries and HMO affiliates—surplus Note, Dividends and Capital Contributions.    We require cash at our insurance subsidiaries and HMO affiliates to meet our policy related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used to make dividend payments to our insurance subsidiaries holding company, UAC Holding, Inc. and from there to our parent company, subject to certain restrictions.

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

        At March 31, 2010, we held cash and cash equivalents totaling $801 million and fixed maturity securities that could readily be converted to cash with carrying values of $932 million at our insurance companies and HMO affiliates. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our parent company, which bears interest at an average fixed rate of 7.5%. The Notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, at December 31, 2009, Pyramid's risk-based capital ratio was below 450%, thus no payments of principal or interest were made in the three months ended March 31, 2010.

        Our parent company did not make capital contributions to the insurance subsidiaries during the first quarter of 2010. Further, no dividends were declared by nor paid from the insurance subsidiaries during the first quarter of 2010.

        Capital contributions to and dividends from for our HMO affiliates are made through our managed care holding company, Heritage Health Systems, Inc. ("HHSI"). HHSI did not make capital contributions to its HMO subsidiaries during the first three months of 2010. No dividends were declared nor paid to HHSI from its subsidiaries during the first three months of 2010.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver. This Credit Facility has customary covenants and requirements including a leverage ratio test, minimum risk based capital requirements for our insurance companies and, under certain conditions, the ability to pose limitations on certain investments, dispositions and our ability to make restricted payments. Other than the limitations on restricted payments (see the ensuing paragraph), as of March 31, 2010, we were well in excess of minimum requirements, such that there would be no material effect on our ability to operate our business or incur additional indebtedness and there were no covenant violations.

        In November 2009, the 2007 Credit Facility was amended (the "November 2009 Amendment") which provided us with the ability to make an additional $75 million of restricted payments in exchange for prepayments of Term Loan principal and increases in borrowing spreads and fees. As of March 31, 2010, $312.9 million was outstanding under the term loan agreement and the weighted average interest rate on the term loan portion of the credit facility was 1.25%. $250 million of this $312.9 million term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see Note 11 Derivative Instruments—Cash Flow Hedges and the ensuing paragraph), resulting in a total blended interest rate of 4.35% on the $312.9 million as of March 31, 2010. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 25 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $0.8 million and repayments of less than $0.1 million, as a result of the November 2009 Amendment, and interest payments totaling $1.0 million during the three months ended March 31, 2010.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first three months of 2010, we paid a net amount of $2.5 million in association with these swap agreements.

        In 2003 and 2007, we formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.31%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $1.6 million during the three months ended March 31, 2010.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage backed securities and in corporate fixed maturity securities with investment grade ratings of BBB—or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2010, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently adopted a more conservative approach to our investment portfolio, which focuses more on capital preservation than on generation of investment yield. As a result, as of March 31, 2010, approximately 50% of our portfolio is in cash equivalents, largely in government money market funds, and, in the aggregate, approximately 84% of our portfolio is securities backed by the US government or its agencies.

        The net yields on our cash and invested assets decreased to 2.3% for the quarter ended March 31, 2010, from 4.2% for the quarter ended March 31, 2009.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the three months ended March 31, 2010:

March 31, 2010
(in thousands)
Balance at beginning of year	$380,519
Less reinsurance recoverable	(17,923)

Net balance at beginning of year	362,596

Incurred related to:
Current year	1,330,052
Prior year development	2,211

Total incurred	1,332,263

Paid related to:
Current year	947,318
Prior year	263,525

Total paid	1,210,843

Net balance at end of period	484,016
Plus reinsurance recoverable	21,130

Balance at end of period	$505,146

        Policy and contract claims—health increased by $124.6 million at March 31, 2010 from December 31, 2009. This increase was primarily attributable to timing with regards to the payment of claims and seasonality of the Part D business. Due to the nature of the plan design, the Part D business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year. Growth in our Medicare Advantage membership was another contributing factor.

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

        During the first quarter of 2010, claim reserves settled for $2.2 million more than estimated at December 31, 2009. Prior period development represents less than 0.1% of the incurred claims recorded in 2009.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2010 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$1,271	-3%	$(14,427)
-2%	$847	-2%	$(9,618)
-1%	$423	-1%	$(4,809)
1%	$(423)	1%	$4,809
2%	$(846)	2%	$9,618
3%	$(1,270)	3%	$14,427

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2010, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of March 31, 2010
March 31, 2010
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Market Value of Fixed Income Portfolio
	(in millions)
$931.7	$42.4	$25.0	$(30.9)	$(62.4)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At March 31, 2010, we have fixed the rate on a total of $300 million of our debt, including $250 million of our loan payable and $50 million of our trust preferred securities.

        We regularly conduct various analyses to gauge the financial impact of changes in interest rates on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended March 31, 2010, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended March 31, 2010
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
			(in millions)
Loan payable	1.24%	$63.8	$—	$—	$(0.2)	$(0.3)
Other long tern debt	4.32%	$60.0	0.1	0.1	(0.1)	(0.3)

Total			$0.1	$0.1	$(0.3)	$(0.6)

(1)
During the first three months of 2010, the LIBOR rate on our loan payable and our other long term debt has steadily decreased to approximately 25 basis points as of March 31, 2010. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 24 basis points on our loan payable and 26 basis points on our other long term debt.

        As Noted above, we have fixed the interest rate on $300 million of our $423 million of total debt outstanding, leaving $123 million of the debt exposed to rising interest rates, as of March 31, 2010. We had approximately $946 million of cash and cash equivalents as of March 31, 2010. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 12—Commitments and Contingencies of the Notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears in Part I, Item 1A "Risk Factors" of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        We have identified the following additional risk factor to supplement those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009:

Recently enacted health care legislation and subsequent rules promulgated by CMS could have a material adverse effect on our opportunities for growth and our financial results.

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health reform legislation. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the health reform legislation is difficult to predict and not yet fully known.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Gradual closing of the coverage gap, or "donut hole" on Medicare Part D, through 2020;

  •
  Small differences between the Low Income Subsidy benchmark and bids for Medicare Part D can be made up if premium is waived;

  •
  Reduced reimbursement rates on Medicare Advantage products, beginning in 2012;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season; and

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014.

        Gradual closing of the Part D donut hole—In 2010, a rebate of $250 will be provided for beneficiaries reaching the coverage gap. Then, on a gradual basis, the GAP is closed by 2020, with beneficiaries retaining a 25% co-pay. In addition, there is a 50% discount on brand-name drugs. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our Part D programs.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the new laws require that Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%; 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 3, 5 or 7 years depending on county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. For counties in the highest cost quartile, the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs. We estimate that approximately 36% of our current membership resides in the highest cost quartile counties, with 31% having a 7-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. To address these rate reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth and revenue expectations.

        Implementation of quality bonus for Star Ratings—CMS currently rates Medicare Advantage and PDP plans on certain quality metrics using a five-star rating system. Beginning in 2012, Medicare Advantage plans with a rating of four or five stars will be eligible for a "quality bonus" in their basic premium rates (1.5% in 2010, growing to 5% in 2014). In addition, also beginning in 2010, a Plan's star ratings will affect the rebate percentage available for a plan to provide additional member benefits. Plans with quality ratings of 3.5 stars or below will have their rebate percentage reduced to 50% by 2014. Notwithstanding concerted efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

        Coding intensity adjustments—The new laws make the coding intensity adjustment instituted in 2010 permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. These coding adjustments may adversely affect our payment rates.

        Stipulated Minimum MLRs—Beginning in 2014, the new laws stipulate a minimum medical loss ratio, or MLR, of 85%. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2009, our reported Medicare Advantage MLR was 82.4%. The methodology for defining medical costs and for calculating MLRs has not yet been defined. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have an adverse affect on our operating margins and results of operations.

        Shortened annual enrollment period—Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.

        Beginning for the 2011 selling season, the new laws shorten the time in which we can sell our Medicare Advantage and Part D products. Also beginning in 2011, the laws mandate that persons enrolled in Medicare Advantage may disenroll at any time only during the first 45 days of the year and only to enroll in traditional Medicare fee-for-service, not another Medicare Advantage plan. Prior law allowed a member to disenroll during this period and to enroll in another Medicare Advantage plan. There can be no assurance that these changes will not restrict our member growth, limit our ability to enter new service areas, limit the viability of our internal sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.

        Non-deductible premium taxes—Beginning in 2014, the new laws impose an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. Our share of the new tax will be based on our pro rata percentage of premiums compared to the industry as a whole, calculated annually. Although there is time to take into account this new tax in adjusting our business model and in designing future years' plan bids, there can be no assurance that such tax will not result in reduced benefits, reduced profits, or both.

        Most of these provisions are not scheduled to go into effect immediately and may be delayed for several years. During this time, the bills may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our 2011 bid submissions.

        Recent rules promulgated by CMS include the limitation on the number of plan submissions by Medicare Advantage and Part D sponsors, a push to eliminate plans with few members and to increase the quality of plans and restrictions on benefit packages, among other items to consider in the 2011 bids due in June 2010, and in connection therewith, CMS is reviewing 2011 applications more critically to ascertain plan sponsors are conforming to the new rules. Consequently we are focusing our new 2011 Medicare Advantage filings on Network Private Fee for Service plans.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no buybacks since December 31, 2009. As of March 31, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

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

UNIVERSAL AMERICAN CORP.
May 7, 2010	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
May 7, 2010	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)