Form 10-Q
period 2010-06-30
UNIVERSAL AMERICAN CORP.
filed 2010-07-29
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 26, 2010
$0.01 par value	75,499,273 shares

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

        The risks and uncertainties set forth in this report in Part I—Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties set forth in or incorporated by reference into Part II—Item 1A "Risk Factors," and other risks and uncertainties set forth in this report, constitute important factors that may cause actual results to differ materially from forward-looking statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2010, $1,076,451; 2009, $961,265)	$1,097,359	$964,553
Other invested assets	1,367	1,276

Total investments	1,098,726	965,829
Cash and cash equivalents	826,647	856,958
Accrued investment income	11,307	9,005
Deferred policy acquisition costs	147,283	150,398
Reinsurance recoverables—life	564,265	622,547
Reinsurance recoverables—health	128,092	126,524
Due and unpaid premiums	277,854	35,466
Present value of future profits and other amortizing intangible assets	155,885	167,545
Goodwill and other indefinite lived intangible assets	525,673	530,031
Income taxes receivable	—	3,441
Other Part D receivables	203,750	168,159
Advances to agents	72,320	66,418
Other assets	130,320	112,535

Total assets	$4,142,122	$3,814,856

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$561,506	$599,442
Reserves for future policy benefits—health	405,757	408,625
Policy and contract claims—health	461,416	380,519
Premiums received in advance	27,561	12,535
Loan payable	312,124	313,758
Other long term debt	110,000	110,000
Amounts due to reinsurers	5,591	7,078
Income taxes payable	10,176	—
Deferred income tax liability	24,816	31,564
CMS contract deposit liabilities	420,082	169,169
Other Part D liabilities	136,923	163,332
Other liabilities	168,417	169,370

Total liabilities	2,644,369	2,365,392

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 3 million shares):
Series A Preferred Stock (Authorized: 300,000 shares, issued and outstanding: 42,105 shares, liquidation value 2010, $60,631; 2009, $49,263)	42	42
Series B preferred stock (Authorized: 300,000 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2010, 78.2 million shares; 2009, 87.9 million shares)	782	879
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	790,697	880,709
Accumulated other comprehensive income (loss)	2,318	(7,915)
Retained earnings	732,105	709,695
Less: treasury stock (2010, 2.7 million shares; 2009, 13.5 million shares)	(28,191)	(133,946)

Total stockholders' equity	1,497,753	1,449,464

Total liabilities and stockholders' equity	$4,142,122	$3,814,856

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, per share amounts in dollars)

	2010	2009
Net premium and policyholder fees earned	$1,444,592	$1,236,076
Net investment income	10,985	12,487
Fee and other income	912	4,980
Realized gain (loss):
Total other-than-temorary impairment losses on securities	(289)	(8,265)
Portion of loss recognized in other comprehensive income	131	3,742

Net other-than-temporary impairment losses on securities recognized in earnings	(158)	(4,523)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	263	(3,523)

Net realized gain (loss) on investments	105	(8,046)

Total revenues	1,456,594	1,245,497

Benefits, claims and expenses:
Claims and other benefits	1,254,409	1,055,538
Change in deferred acquisition costs	131	885
Amortization of present value of future profits	5,764	6,006
Commissions	34,500	30,658
Reinsurance commissions and expense allowances	(4,897)	(6,911)
Interest expense	5,075	4,806
Loss on reinsurance and other related costs	—	7,624
Restructuring costs	—	4,727
Other operating costs and expenses	130,489	134,202

Total benefits, claims and expenses	1,425,471	1,237,535

Income before equity in earnings of unconsolidated subsidiary	31,123	7,962
Equity in earnings of unconsolidated subsidiary	—	8

Income before taxes	31,123	7,970
Provision for income taxes	10,114	3,036

Net income	$21,009	$4,934

Earnings per common share:
Basic	$0.27	$0.06

Diluted	$0.27	$0.06

Weighted average shares outstanding:
Weighted average common shares outstanding	76,465	86,738
Less weighted average treasury shares	(2,724)	(9,926)

Basic weighted shares outstanding	73,741	76,812
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	308	334

Diluted weighted shares outstanding	78,260	81,357

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, per share amounts in dollars)

	2010	2009
Net premium and policyholder fees earned	$2,942,040	$2,585,209
Net investment income	21,781	28,223
Fee and other income	5,726	9,109
Realized loss:
Total other-than-temorary impairment losses on securities	(420)	(16,341)
Portion of loss recognized in other comprehensive income	131	3,742

Net other-than-temporary impairment losses on securities recognized in earnings	(289)	(12,599)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	111	(2,669)

Net realized losses on investments	(178)	(15,268)

Total revenues	2,969,369	2,607,273

Benefits, claims and expenses:
Claims and other benefits	2,589,183	2,249,129
Change in deferred acquisition costs	3,115	8,583
Amortization of present value of future profits	11,700	11,899
Commissions	65,298	62,363
Reinsurance commissions and expense allowances	(9,536)	(12,430)
Interest expense	10,089	10,064
Loss on reinsurance and other related costs	—	7,624
Restructuring costs	—	4,727
Other operating costs and expenses	269,823	277,992

Total benefits, claims and expenses	2,939,672	2,619,951

Income (loss) before equity in earnings of unconsolidated subsidiary	29,697	(12,678)
Equity in earnings of unconsolidated subsidiary	—	105

Income (loss) before taxes	29,697	(12,573)
Provision for (benefit from) income taxes	7,287	(4,359)

Net income (loss)	$22,410	$(8,214)

Earnings (loss) per common share:
Basic	$0.29	$(0.10)

Diluted	$0.29	$(0.10)

Weighted average shares outstanding:
Weighted average common shares outstanding	80,669	86,782
Less weighted average treasury shares	(6,976)	(9,361)

Basic weighted shares outstanding	73,693	77,421
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	307	383

Diluted weighted shares outstanding	78,211	82,015

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2009
Balance at January 1, 2009	$42	$—	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net loss	—	—	—	—	—	(8,214)	—	(8,214)
Other comprehensive income	—	—	—	—	21,076	—	—	21,076

Comprehensive income								12,862

ASC 320-10-65 implementation adjustment	—	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	—	1	146	—	—	—	147
Stock-based compensation	—	—	—	6,173	—	—	—	6,173
Treasury shares purchased at cost	—	—	—	—	—	—	(27,156)	(27,156)
Treasury shares reissued	—	—	—	24	—	—	4,148	4,172

Balance at June 30, 2009	$42	$—	$875	$876,863	$(26,062)	$561,177	$(100,613)	$1,312,282

2010
Balance at January 1, 2010	$42	$—	$879	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	—	22,410	—	22,410
Other comprehensive income	—	—	—	—	10,233	—	—	10,233

Comprehensive income								32,643

Issuance of common stock	—	—	3	1,987	—	—	—	1,990
Stock-based compensation	—	—	—	2,030	—	—	—	2,030
Retired treasury stock	—	—	(100)	(98,959)	—	—	99,059	—
Treasury shares purchased at cost	—	—	—	—	—	—	(2,845)	(2,845)
Treasury shares reissued	—	—	—	4,930	—	—	9,541	14,471

Balance at June 30, 2010	$42	$—	$782	$790,697	$2,318	$732,105	$(28,191)	$1,497,753

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$22,410	$(8,214)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of balances sold:
Equity in earnings of unconsolidated subsidiary	—	(105)
Distribution from unconsolidated subsidiary	—	6,800
Deferred income taxes	(13,023)	(37,323)
Realized losses on investments	178	15,268
Amortization of intangible assets	11,700	11,899
Loss on reinsurance, net of tax	—	2,221
Net amortization of bond premium	2,377	1,219
Changes in operating assets and liabilities:
Deferred policy acquisition costs	3,115	8,583
Reserves for future policy benefits	(32,517)	3,345
Policy and contract claims payable	72,610	(100,798)
Reinsurance balances	52,766	(5,484)
Due and unpaid/advance premium, net	(227,362)	(187,903)
Income taxes payable/receivable	13,617	47,589
Other Part D (payables)/receivables	(62,000)	(90,851)
Other, net	(7,987)	24,123

Cash used in operating activities	(164,116)	(309,631)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	83,441	558,616
Cost of fixed maturity investments purchased	(201,149)	(382,956)
Assets transferred on life reinsurance	—	(454,487)
Proceeds from sale of CHCS, net of cash sold	6,492	—
Purchase of fixed assets	(6,214)	(14,063)
Other investing activities	2,019	(1,860)

Cash used in investing activities	(115,411)	(294,750)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of tax effect	2,782	2,717
Cost of treasury stock purchases	(2,845)	(27,156)
Receipts from CMS contract deposits	1,979,175	1,837,979
Withdrawals from CMS contract deposits	(1,728,262)	(1,373,418)
Deposits and interest credited to policyholder account balances	—	4,357
Surrenders and other withdrawals from policyholder account balances	—	(17,548)
Principal repayment on loan payable and other long term debt	(1,634)	(1,750)

Cash provided by financing activities	249,216	425,181

Net decrease in cash and cash equivalents	(30,311)	(179,200)
Cash and cash equivalents at beginning of period	856,958	511,032

Cash and cash equivalents at end of period	$826,647	$331,832

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Part D prescription drug benefit Plans, known as PDPs, Medicare coordinated care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance, and senior life insurance. We distribute these products through career and independent general agency systems on a direct to consumer basis.

        On June 9, 2010, we sold the outstanding common stock of CHCS Services, Inc., our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems, Limited (NYSE: PTI), with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. This transaction is discussed in more detail at Note 14 of Notes to our Consolidated Financial Statements.

        On April 24, 2009 we entered in to an agreement with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS) to reinsure substantially all of our in-force life insurance and annuity business as of April 1, 2009, under a 100% coinsurance treaty. This transaction is discussed in more detail at Note 14 of Notes to the Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this quarterly report on Form 10-Q should refer to our annual report on Form 10-K for the year ended December 31, 2009, that was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2010. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Subsequent Events Disclosure:    On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or consolidated results of operations.

        Fair Value Disclosures:    In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures, which updates ASC 820-10-20, Fair Value Measurements and Disclosures. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on our consolidated financial position or consolidated results of operations. The

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010.

        Variable Interest Entities:    In December 2009, the FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010, and the adoption had no impact on our consolidated financial position or consolidated results of operations.

        Future Adoption of Accounting Standards:    We determined that all other recently issued accounting standards that are not yet effective will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$36,603	$429	$(1)	$—	$37,031
Government sponsored agencies	121,609	7,650	—	—	129,259
Other political subdivisions	8,359	335	(334)	—	8,360
Corporate debt securities	473,219	18,738	(743)	—	491,214
Foreign debt securities	34,932	1,174	(1,619)	—	34,487
Mortgage-backed and asset-backed securities	401,729	20,995	(8,863)	(16,853)	397,008

	$1,076,451	$49,321	$(11,560)	$(16,853)	$1,097,359

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	December 31, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,572	$554	$(4)	$—	$36,122
Government sponsored agencies	137,839	3,051	(59)	—	140,831
Other political subdivisions	10,020	223	(229)	—	10,014
Corporate debt securities	312,225	16,826	(1,206)	—	327,845
Foreign debt securities	19,465	1,259	—	—	20,724
Mortgage-backed and asset-backed securities	446,144	14,588	(13,598)	(18,117)	429,017

	$961,265	$36,501	$(15,096)	$(18,117)	$964,553

(1)
Other-than-temporary impairments.

        At June 30, 2010, gross unrealized losses on mortgage-backed and asset-backed securities totaled $25.7 million, consisting of unrealized losses of $22.5 million on subprime residential mortgage loans, as discussed below, and $3.2 million related to obligations of commercial mortgage-backed securities and other asset- backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$127,491	$129,656
Due after 1 year through 5 years	453,491	469,882
Due after 5 years through 10 years	77,393	84,429
Due after 10 years	16,347	16,384
Mortgage and asset-backed securities	401,729	397,008

	$1,076,451	$1,097,359

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of June 30, 2010 and December 31, 2009 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$—	$—	$51	$(1)	$51	$(1)
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	1,665	(334)	1,665	(334)
Corporate debt securities	117,064	(493)	3,307	(250)	120,371	(743)
Foreign debt securities	13,893	(1,619)	—	—	13,893	(1,619)
Mortgage-backed and asset-backed securities	4,336	(409)	26,526	(25,307)	30,862	(25,716)

Total fixed maturities	$135,293	$(2,521)	$31,549	$(25,892)	$166,842	$(28,413)

Total number of securities in an unrealized loss position						51

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$—	$—	$48	$(4)	$48	$(4)
Government sponsored agencies	52,666	(59)	—	—	52,666	(59)
Other political subdivisions	25	—	1,771	(229)	1,796	(229)
Corporate debt securities	7,409	(366)	11,373	(840)	18,782	(1,206)
Foreign debt securities	25	—	—	—	25	—
Mortgage-backed and asset-backed securities	100,339	(5,668)	28,643	(26,047)	128,982	(31,715)

Total fixed maturities	$160,464	$(6,093)	$41,835	$(27,120)	$202,299	$(33,213)

Total number of securities in an unrealized loss position						64

Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The significant

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

decline in U.S. housing prices, combined with the relaxed underwriting standards for some originators of subprime loans have led to higher delinquency and loss rates, especially with regard to securities issued in 2005, 2006 and 2007 that are collateralized by interests in mortgages originated in 2005, 2006 and 2007. These factors have caused a significant reduction in market liquidity, repricing of risk, and expectation of higher losses to securitized mortgage pools, which has led to a decrease in the market valuation of these securities sector wide.

        As of June 30, 2010, we held subprime securities with par values of $52.3 million, an amortized cost of $46.9 million and a fair value of $24.4 million representing approximately 1.3% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of A+ by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss & OTTI
	(in thousands)
2003	$3,858	$3,071	$(787)
2004	771	546	(225)
2005	20,635	14,402	(6,233)
2006	16,642	4,267	(12,375)
2007	4,988	2,149	(2,839)

Totals	$46,894	$24,435	$(22,459)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2005, 2006 and 2007 vintage years, are more likely to incur a loss of principal. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity investments recorded in our Consolidated Statements of Operations since the subprime deterioration began in 2007:

		2010 Quarter End		Year Ended
	Cumulative	June 30	March 31	2009	2008	2007
	(in thousands)
Subprime	$99,747	$158	$131	$10,497	$47,964	$40,997
Other structured	11,043	—	—	6,398	4,645	—
Corporate	7,177	—	—	—	7,177	—

	$117,967	$158	$131	$16,895	$59,786	$40,997

        During the quarter ended June 30, 2010, we recognized an other-than-temporary impairment on one structured security that had not been previously impaired.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Realized gains:
Fixed maturities	$373	$4,732	$941	$6,078
Other	22	175	22	175

	395	4,907	963	6,253

Realized losses:
Fixed maturities, excluding OTTI	(90)	(8,430)	(810)	(8,922)
OTTI on fixed maturities	(158)	(4,523)	(289)	(12,599)
Other	(42)	—	(42)	—

	(290)	(12,953)	(1,141)	(21,521)

Net realized gains (losses)	$105	$(8,046)	$(178)	$(15,268)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in accumulated other comprehensive income are as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
	(in thousands)	(in thousands)
Balance, beginning of period	$7,846	$7,846
Credit related impairments recognized in current period earnings on securities:
With credit related impairments previously recognized	—	—
With credit related impairments not previously recognized	158	158

Cumulative credit related impairments as of June 30, 2010	$8,004	$8,004

        We did not recognize any additional other-than-temporary impairments during the quarter ended June 30, 2010. For the six months ended June 30, 2010, we recognized other-than-temporary impairments of approximately $0.1 million on securities for which the impairment was not split between earnings and accumulated other comprehensive income.

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

        The following table presents our assets and liabilities that are carried at fair value by hierarchy levels, as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$1,097,359	$—	$1,093,698	$3,661
Equity securities	9	—	—	9

Total assets	$1,097,368	$—	$1,093,698	$3,670

Liabilities:
Interest rate swaps	$17,342	$—	$17,342	$—

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

  Interest rate swaps

        Interest rate swaps are reported at fair value as other liabilities in our consolidated balance sheets. Their fair value is based on the present value of cash flows as determined by the LIBOR forward rate curve and credit spreads, including our own credit.

        We have classified interest rate swaps as Level 2. We have determined their valuations using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2009	$1,563	$9	$1,572
Net purchases and sales	(97)	—	(97)
Net transfers out	(50)	—	(50)
Unrealized losses included in AOCI(1),(2)	17	—	17

Fair value as of March 31, 2010	1,433	9	1,442
Net transfers in(3)	2,143	—	2,143
Unrealized losses included in AOCI(1),(2)	85	—	85

Fair value as of June 30, 2010	$3,661	$9	$3,670

(1)
AOCI: Accumulated other comprehensive income

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

(3)
Transfer of one security from Level 2 to Level 3 due to lack of observable inputs.

6. EARNINGS PER COMMON SHARE COMPUTATION

        We calculate earnings per common share using the two-class method. This method requires that we allocate net income (loss) between net income (loss) attributable to participating preferred stock and net income (loss) attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income (loss) attributable to common stock divided by the weighted average number of common shares outstanding. For the periods ended June 30, 2010 and 2009, we allocated earnings (losses) between common and participating preferred stock as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss) attributable to common stock	$19,874	$4,680	$21,199	$(7,794)
Undistributed income (loss) allocated to participating preferred stock	1,135	254	1,211	(420)

Net income (loss)	$21,009	$4,934	$22,410	$(8,214)

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

(Unaudited)

7. SHARE REPURCHASE PLAN (Continued)

programs. There have been no share repurchases since December 31, 2009 under these programs. As of June 30, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. However, share repurchases are also limited by the remaining available restricted payments under our 2007 Credit Facility, which, giving effect to the July 27, 2010 Amendment, limits share repurchases, dividends and other restricted payments to an aggregate of $300 million (see Note 15—Subsequent Events in the Notes to the Consolidated Financial Statements). We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the six months ended June 30,
	2010			2009
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock beginning of year	13,538,081	$133,946	$9.89	7,194,387	$77,605	$10.79
Retirement of treasury stock	(10,000,000)	(99,059)	9.91	—	—	—
Shares repurchased	191,025	2,845	14.89	3,257,174	27,156	8.32
Shares distributed in the form of employee bonuses	(996,734)	(9,541)	9.57	(383,610)	(4,148)	10.71

Treasury stock, end of period	2,732,372	$28,191	$10.32	10,067,951	$100,613	9.99

        As a result of our share repurchase program we had accumulated 13.5 million shares of common stock in treasury as of December 31, 2009. We retired 10 million shares on March 15, 2010, reducing treasury stock and additional paid-in-capital by approximately $99 million, with no impact on total stockholders' equity.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Net unrealized gains on investments	$37,761	$21,405
Gross unrealized OTTI	(16,853)	(18,117)
Fair value of cash flow swap on debt	(17,342)	(15,465)
Deferred income taxes on the above	(1,248)	4,262

Total accumulated other comprehensive income (loss)	$2,318	$(7,915)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        The components of other comprehensive income, and the related tax effects for each component are as follows:

	Three months ended June 30,
	2010			2009
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain arising during the period	$10,968	$3,839	$7,129	$40,108	$14,038	$26,070
Reclassification adjustment for gains (losses) included in income	105	37	68	(8,046)	(2,816)	(5,230)

Net unrealized gain arising during the period	11,073	3,876	7,197	32,062	11,222	20,840
Cash flow hedge	(687)	(241)	(446)	4,857	1,700	3,157
Foreign currency translation adjustment	—	—	—	(144)	(51)	(93)

Other comprehensive income	$10,386	$3,635	$6,751	$36,775	$12,871	$23,904

	Six months ended June 30,
	2010			2009
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain arising during the period (net of deferred acquisition costs)	$17,798	$6,230	$11,568	$42,634	$14,922	$27,712
Reclassification adjustment for (losses) gains included in income	(178)	(63)	(115)	(15,268)	(5,344)	(9,924)

Net unrealized gain arising during the period	17,620	6,167	11,453	27,366	9,578	17,788
Cash flow hedge	(1,877)	(657)	(1,220)	5,226	1,829	3,397
Foreign currency translation adjustment	—	—	—	(168)	(59)	(109)

Other comprehensive income	$15,743	$5,510	$10,233	$32,424	$11,348	$21,076

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

        The compensation expense that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three months ended June 30,
	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Stock options(1)	$(332)	$1,840
Restricted stock awards	2,223	1,578

Total stock-based compensation expense	1,891	3,418
Tax benefit recognized	348	1,196

Stock-based compensation expense, net of tax	$1,543	$2,222

	Six months ended June 30,
	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Stock options(1)	$1,240	$3,604
Restricted stock awards	4,056	2,563

Total stock-based compensation expense	5,296	6,167
Tax benefit recognized	1,540	2,158

Stock-based compensation expense, net of tax	$3,756	$4,009

(1)
Stock-based compensation expense—stock options for the three and six month periods ended June 30, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2010	2009
Weighted-average grant date fair value	$5.57	$3.93
Risk free interest rates	1.72%-2.26%	1.28%-3.04%
Dividend yields	0.0%	0.0%
Expected volatility	48.96%-54.91%	40.61%-55.63%
Expected lives of options (in years)	3.3-3.8	3.5-3.8

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the six months ended June 30, 2010 is set forth below:

Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2010	5,351	$14.55
Granted	1,029	13.89
Exercised	(293)	6.71
Forfeited or expired	(242)	18.18

Outstanding, June 30, 2010	5,845	$14.71

Exercisable, June 30, 2010	3,600	$14.73

        The total intrinsic value of options exercised during the first six months of 2010 was $2.5 million and the total intrinsic value of options exercised during the first six months of 2009 was $0.2 million. As of June 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $11.7 million, which we expect to recognize over a weighted average period of 1.1 years.

        We received proceeds of $2.0 million from the exercise of stock options during the first six months of 2010 and proceeds of $0.1 million from the exercise of stock options during the first six months of 2009. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $0.8 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2010 and less than $0.1 million for the six months ended June 30, 2009.

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

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	609	$13.32
Granted	563	13.76
Vested	(161)	11.34
Forfeited	(22)	13.16

Non-vested at June 30, 2010	989	$13.90

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2010 was $2.4 million and the total fair value of shares of restricted stock vested during the six months ended June 30, 2009 was $0.8 million.

        During 2009, the Board of Directors approved a performance share award program for our officers. The performance shares are structured such that target shares with a three-year cliff vesting period are awarded. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 442,000 performance shares to officers during 2010 and 373,000 shares in 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. MEDICARE PART D

        The following table provides balances due from (to) CMS by Plan year:

	June 30, 2010			December 31, 2009
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2010	$(239,347)	$127,047	$(112,300)	$—	$—	$—
2009(3)	(204,181)	(32,555)	(236,736)	(194,062)	(35,957)	(230,019)
2008	251	—	251	—	—	—
2007(4)	20,940	12,536	33,476	21,433	12,536	33,969
2006	2,255	1,595	3,850	3,460	1,595	5,055

Total due (to) from CMS	$(420,082)	$108,623	$(311,459)	$(169,169)	$(21,826)	$(190,995)

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

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank, on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR to hedge the variability of cash flows to be paid under our credit facility. We have determined that the critical terms of the hedging instrument and the hedged forecasted transaction were the same and have designated these swaps as cash flow hedges. As a result, we reflect changes in the fair value in other comprehensive income and the unrealized loss on these hedges in accumulated other comprehensive income. We perform periodic assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows. The combined fair value of these swaps was a $17.3 million liability at June 30, 2010 and a $15.5 million liability at December 31, 2009. We have reflected this fair value in other liabilities.

        In connection with the swap transaction executed with Citibank, N.A., we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $8.6 million as of June 30, 2010 and $8.1 million as of December 31, 2009. The swap agreements and our credit facility are

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

described in more detail in Note 16—Derivative Instruments—Cash Flow Hedges and Note 14—Loan Payable in the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

12. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        Plaintiff Arthur Tsutsui filed a shareholder derivative action (the "Tsutsui Action") on December 30, 2005, in the Supreme Court for New York State, Westchester County. The remaining defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch and Robert A. Waegelein, former officer Gary W. Bryant, as well as the three directors affiliated with Capital Z Partners who were sitting on our board of directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The court granted this motion in a decision and order dated May 16, 2008, and the plaintiff appealed the dismissal. On appeal, the Appellate Division for the Second Department issued a decision dated November 17, 2009 affirming the dismissal with respect to one count of the complaint concerning alleged false statements, but reversing with respect to the two remaining counts concerning stock sales both by the officer defendants and by Capital Z Partners that the complaint alleges should be attributed to the three directors described above. Proceedings have now resumed in the lower court, and discovery is scheduled to be completed by December 16, 2010.

        We have litigation in the ordinary course of our business asserting claims for medical, disability and life insurance benefits and other matters. In some cases, plaintiffs seek punitive damages. We believe that after liability insurance recoveries, none of these actions will have a material adverse effect on our results of operations or financial condition.

  Government Regulations

        Laws and regulations governing the Medicare, Medicaid and other state and federal healthcare programs are complex and subject to significant interpretation. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. As part of the healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such contracts, laws and regulations is subject to CMS audit, other government review and significant interpretation and there can be no assurance that we will be found to be in compliance with all such contracts, laws and regulations. Failure to be in such compliance can subject us to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other state and federal healthcare programs.

        In July 2009, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Wisconsin. An additional subpoena was received in March 2010. We are cooperating with HHS-OIG and responding to the subpoenas. We are not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

13. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage,

  •
  Medicare Part D, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment.

        We closed the sale of CHCS during the second quarter of 2010 (see Note 14 of Notes to Consolidated Financial Statements). The sale eliminated substantially all of the business operations of Senior Administrative Services. As a result, beginning with this quarterly report on Form 10-Q, we will report current and historical results of the former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to services performed by Corporate & Other segment for our other segments and interest on notes payable or receivable between the Corporate & Other segment and the operating segments.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended June 30,
	2010		2009
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$796,343	$51,621	$661,222	$28,965
Medicare Part D	582,351	(14,446)	506,666	13,595
Traditional Insurance	77,368	3,857	82,543	(10,407)
Corporate & Other	441	(10,014)	10,434	(16,137)
Intersegment revenues	(14)	—	(7,314)	—
Adjustments to segment amounts:	—	—
Net realized gains (losses)(1)	105	105	(8,046)	(8,046)
Equity in earnings of unconsolidated subsidiary(2)	—	—	(8)	—

Total	$1,456,594	$31,123	$1,245,497	$7,970

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. BUSINESS SEGMENT INFORMATION (Continued)

	Six months ended June 30,
	2010		2009
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,581,389	$99,224	$1,307,468	$75,207
Medicare Part D	1,226,570	(46,433)	1,122,405	(22,269)
Traditional Insurance	157,658	(1,842)	186,646	(25,896)
Corporate & Other	9,909	(21,074)	22,607	(24,347)
Intersegment revenues	(5,979)	—	(16,480)	—
Adjustments to segment amounts:
Net realized losses(1)	(178)	(178)	(15,268)	(15,268)
Equity in earnings of unconsolidated subsidiary(2)	—	—	(105)	—

Total	$2,969,369	$29,697	$2,607,273	($12,573)

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

(2)
We reported the equity in the earnings of unconsolidated subsidiary as revenue for our Medicare Part D segment as the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we included this amount as a separate line following income from operations.

14. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 32.5% for the second quarter of 2010, compared to 38.1% for the second quarter of 2009. For the six months ended June 30, 2010, our effective tax rate was 24.5%, compared with 34.7% for the same period of 2009. The decrease in the effective rate for the three- and six-month periods is attributable to $1.5 million and $3.8 million, respectively, of non-recurring tax benefits recognized during those periods. These benefits were recognized upon the completion of examinations by the Internal Revenue Service and primarily are attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of June 30, 2010, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

of Patni Computer Systems (NYSE: PTI), Limited for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.2 million, including $4.4 million of goodwill. We recognized an immaterial loss on the disposition after consideration of transaction costs of approximately $0.3 million.

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we entered into an agreement with the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS) to reinsure substantially all of our in-force life insurance and annuity business as of April 1, 2009, under 100% coinsurance. In accordance with ASC 944, Financial Services-Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the GAAP basis liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission.

        On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer, which was recognized during the second quarter of 2009.

        Restructuring Charges:    In 2009, we had undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. We engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts had taken on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our HMO business, workforce reduction and consolidation of facilities. This plan was substantially completed at December 31, 2009.

        We incurred total restructuring charges of $4.9 million during the year ended December 31, 2009. Substantially all of these charges were included in restructuring costs in our Consolidated Statements of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

Operations for the second quarter of 2009. A summary of our restructuring liability balance as of June 30, 2010 and 2009 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	June 30, Balance
	(in thousands)
2010
Contract termination costs	Medicare Advantage	$—	$—	$—	$—	$—
Workforce reduction	Traditional	147	—	(147)	—	—
Facility consolidation	Traditional	697	—	—	(74)	623

Total		$844	$—	$(147)	$(74)	$623

2009
Contract termination costs	Medicare Advantage	$—	$3,500	$—	$—	$3,500
Workforce reduction	Traditional	—	608	(293)	—	315
Facility consolidation	Traditional	—	619	—	(14)	605

Total		$—	$4,727	$(293)	$(14)	$4,420

        Reverse Repurchase Agreements:    Beginning in the second quarter of 2010, we began to enter into tri-party reverse repurchase agreements, as a means of enhancing investment yield. We carry these securities at fair value, with unrealized gains and losses reflected in accumulated other comprehensive income. Interest received on the reverse repurchase agreements is recorded in interest income at the contractually specified rate.

        Our policy is to require all such agreements to be adequately collateralized, with daily mark-to-market funding requirements to protect us against counterparty credit exposure.

        At June 30, 2010, we had $150.0 million of reverse repurchase agreements outstanding, which are reflected in cash and cash equivalents on the consolidated balance sheets.

15. SUBSEQUENT EVENTS

        Credit Facility Amendment:    On July 27, 2010, we amended our 2007 Credit Facility (the "July 2010 Amendment") to provide us with the ability to make an additional $100 million of restricted payments (which includes purchases of company stock and payment of dividends) up to a total of $300 million (including the November 2009 Amendment). As part of the July 2010 Amendment, among other things, we agreed to prepay term loan debt principal at a rate of 50% of all restricted payments above the $125 million restricted payment limit in the original agreement. We currently have made $132.7 million of restricted payments under the 2007 Credit Facility. In addition, we agreed to an increase in LIBOR based spread by up to 25 basis points depending on our consolidated leverage ratio, and based on our current consolidated leverage ratio, by 12.5 basis points from LIBOR plus 100 basis points to LIBOR plus 112.5 basis points. In connection with the 2010 Amendment, we paid upfront fees totaling $0.8 million, which will be amortized over the remaining term of the Credit Facility.

        Special Dividend:    On July 28, 2010, the Board of Directors of the Company approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. SUBSEQUENT EVENTS (Continued)

common stock and Series A Preferred Stock. This special cash dividend will be payable on August 19, 2010 to the stockholders of record as of the close of business on August 5, 2010. On the payment date, as required under the terms of the 2007 Credit Facility, we will make an additional principal payment on our term loan equal to 50% of the dividend payment. We expect the cumulative dividend payment to be approximately $155.9 million and the principal payment to be approximately $78.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we will establish a dividend payable liability to hold amounts expected to be paid in the future to holders of our restricted stock and performance shares as such shares vest. This liability is expected to amount to approximately $3.5 million. As these future payments are made, we will also make additional payments on our term loan at the rate of 50% of dividends paid.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010 and 2009. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the Consolidated Financial Statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant Second Quarter Items

  •
  Revenue increased 17% to $1.5 billion, compared to the second quarter of 2009.

  •
  Pre-tax income increased by $23.2 million, compared to the second quarter of 2009.

  •
  Medicare Advantage membership increased 56,000 or 24% compared to June 30, 2009. Of the total increase, membership in our network-based Plans increased 48% year-over-year, including growth of our PPO membership by 23,000 to more than 25,000 members at June 30, 2010. PFFS membership increased 15% for the same period due to higher sales and lower attrition.

  •
  Part D membership increased 204,000 from the second quarter of 2009 to 1.9 million members.

  •
  Other-than-temporary impairment of investment securities declined to $0.2 million, compared to $4.5 million recorded in the second quarter of 2009.

  •
  Recorded $1.5 million tax benefit related to non-recurring items.

  •
  Completed the sale of CHCS, our administrative services company.

  •
  Second quarter diluted earnings per share of $0.27, compared with $0.06 in the same period last year.

Membership

        The following table presents our membership in Medicare Advantage and Part D segments as of June 30, 2010 and 2009.

	As of June 30,
Membership by Segment	2010	2009
	(in thousands)
Medicare Advantage
PFFS	202	175
Network-based (HMO and PPO)	93	63

Total Medicare Advantage	295	238
Total Part D	1,898	1,694

Total Membership	2,193	1,932

Healthcare Reform

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health reform legislation. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the health reform legislation is difficult to predict and not yet fully known. However, we will need to dedicate significant resources and expenses to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Gradual closing of the coverage gap, or "donut hole" on Medicare Part D, through 2020;

  •
  Reduced Medicare Advantage reimbursement rates, beginning in 2012, after freezing 2011 reimbursement rates based on 2010 levels;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season; and

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014.

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013.

  •
  Established a de-minimus allowance for Medicare Part D Benchmark bid cut-offs, beginning with the bid for the 2011 plan year, submitted in 2010.

        Most of the provisions of the new healthcare reform legislation are not scheduled to go into effect immediately and may be delayed for several years. During this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our 2011 bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business.

        Recent rules promulgated by CMS include the limitation on the number of plan submissions by Medicare Advantage and Part D sponsors, a push to eliminate plans with few members and to increase the quality of plans and restrictions on benefit packages, among other items to consider in the 2011 bids submitted in June 2010, and in connection therewith, CMS is reviewing 2011 applications more critically to ascertain plan sponsors are conforming to the new rules. These rules could impact our ability to expand into new regions and offer multiple plans within the same region; consequently we are focusing our new 2011 Medicare Advantage filings on Network Private Fee for Service plans. For additional information, see Part II—Item 1A Risk Factors.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Senior Managed Care—Medicare Advantage	$51,621	$28,965	$99,224	$75,207
Medicare Part D	(14,446)	13,595	(46,433)	(22,269)
Traditional Insurance	3,857	(10,407)	(1,842)	(25,896)
Corporate & Other	(10,014)	(16,137)	(21,074)	(24,347)
Net realized gains (losses) on investments	105	(8,046)	(178)	(15,268)

Income (loss) before provision for income taxes	31,123	7,970	29,697	(12,573)
Provision for (benefit from) income taxes	10,114	3,036	7,287	(4,359)

Net income (loss)(1)	$21,009	$4,934	$22,410	$(8,214)

Earnings (loss) per common share (diluted)	$0.27	$0.06	$0.29	$(0.10)

(1)
We evaluate the results of operations of our segments based on income before realized gains (losses) and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) and income taxes in the determination of net income. The schedule above reconciles our segment income before income taxes to net income in accordance with U.S. GAAP.

  Three months ended June 30, 2010 and 2009

        Net income for the three months ended June 30, 2010 was $21.0 million, or $0.27 per diluted share, compared to net income of $4.9 million, or $0.06 per diluted share for the three months ended June 30, 2009. The net income for the second quarter of 2010 includes realized investment gains, net of taxes, of $0.1 million, or less than $0.01 per diluted share, including a loss of $0.1 million, after tax, related to the recognition of other-than-temporary impairments on investments. Net income for the second quarter of 2009 includes realized investment losses, net of taxes, of $5.2 million, or $0.06 per diluted share, of which $2.9 million relates to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 32.5% for the second quarter of 2010, and 38.1% for the second quarter of 2009. The lower effective tax rate in the second quarter of 2010 was attributable to $1.5 million of non-recurring tax benefits recognized during 2010. These benefits were recognized upon the completion of examinations by the Internal Revenue Service and primarily are attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $51.6 million for the three months ended June 30, 2010, an increase of $22.7 million compared to the three months ended June 30, 2009. The increase in earnings was driven by a 24% increase in the member months for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and a 171 basis point decrease in the medical expense ratio due to $16.2 million in favorable development from the prior periods in the quarter ended June 30, 2010, compared with $10.5 million in the same period of 2009. The second quarter of 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Our Part D business generated a loss before taxes of $14.4 million for the second quarter of 2010, compared to income before taxes of $13.6 million for the second quarter of 2009. Approximately $3.4 million of the $28.0 million decrease in segment income was attributable to negative prior period development recorded in the second quarter of 2010, and the remaining $24.6 million decrease is attributable to the increased seasonal loss and bidding strategy described below in the segment results discussion on Part D, exacerbated by higher membership.

        Income before taxes for our Traditional Insurance segment increased by $14.3 million compared to the three months ended June 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period. Additionally, a $1.2 million restructuring charge was recorded in the second quarter of 2009 as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the increase to net income before taxes was primarily caused by a $4.0 million decrease in commissions and general expenses due to a lower level of business in-force and a $2.2 million increase due to improvement in medical benefit ratios. This improvement in income was offset by a $1.6 million decrease in net investment income caused by lower average yields and a lower average invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above.

        The loss before taxes from our Corporate & Other segment improved by $6.1 million, or 38%, for the second quarter of 2010 compared to the second quarter of 2009. This was due primarily to a $6.3 million charge recorded in 2009, related to the closing and restructuring of certain career sales offices. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense, partially offset by a $2.5 million decline in Senior Administrative Services profitability due to the sale of CHCS.

  Six months ended June 30, 2010 and 2009

        Net income for the six months ended June 30, 2010 was $22.4 million, or $0.29 per diluted share, compared to a net loss of $8.2 million, or $0.10 per diluted share for the six months ended June 30, 2009. Net income for the first half of 2010 includes realized investment losses, net of taxes, of $0.1 million, or less than $0.01 per diluted share, including a loss of $0.2 million, after tax, related to the recognition of other-than-temporary impairments on investments. The net loss for the first half of 2009 includes realized investment losses, net of taxes, of $9.9 million, or $0.12 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 24.5% for the first half of 2010, and 34.7% for the first half of 2009. The lower effective tax rate in the first half of 2010 was attributable to $3.8 million of non-recurring tax benefits recognized during 2010. These benefits were recognized upon the completion of examinations by the Internal Revenue Service and primarily are attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $99.2 million for the six months ended June 30, 2010, an increase of $24.0 million compared to the six months ended June 30, 2009. The increase in earnings was driven principally by higher members in all products resulting in a 24% increase in member months for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as well as $22.8 million of favorable development from prior periods in the six months ended June 30, 2010, compared with $19.4 million in the same period last year. 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Our Part D business generated a loss before taxes of $46.4 million for the six months ended June 30, 2010, compared to a loss before taxes of $22.3 million for the six months ended June 30, 2009.

Approximately $8.1 million of the $24.1 million decrease in segment income was attributable to negative prior year development which totaled $9.5 million and $1.4 million during the six months ended June 30, 2010 and 2009, respectively. The remaining $16.0 million decrease in segment income is attributable to the increased seasonal loss and bidding strategy described below in the segment results discussion on Part D, exacerbated by higher membership.

        Loss before taxes for our Traditional Insurance segment for the six months ended June 30, 2010 decreased by $24.1 million compared to the six months ended June 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period. Additionally, a $1.2 million restructuring charge was recorded in the second quarter of 2009 as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to the loss before taxes was primarily caused by a $13.2 million decrease in commissions and general expenses due to a lower level of business in-force and improvements in the underwriting gain due to lower policyholder benefit ratios.

        The loss before taxes from our Corporate & Other segment improved by $3.2 million, or 13%, for the six months ended June 30, 2010 compared to the same period of 2009. This was due primarily to a $6.3 million charge to income before taxes in 2009, related to the closing and restructuring of certain career sales offices. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense, partially offset by a $2.5 million decline in Senior Administrative Services profitability due to the sale of CHCS effective April 1, 2010 as well as $2.1 million lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premiums	$789,809	$653,986	$1,567,640	$1,294,871
Net investment and other income	6,534	7,236	13,749	12,597

Total revenue	796,343	661,222	1,581,389	1,307,468

Medical expenses	652,001	551,116	1,295,370	1,068,887
Amortization of intangible assets	1,100	1,146	2,240	2,292
Restructuring costs	—	3,500	—	3,500
Commissions and general expenses	91,621	76,495	184,555	157,582

Total benefits, claims and expenses	744,722	632,257	1,482,165	1,232,261

Segment income before taxes	$51,621	$28,965	$99,224	$75,207

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care Plans including PPOs and HMOs as well as our PFFS business, which offers coverage to Medicare beneficiaries in 45 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the area surrounding Dallas/Ft. Worth, 15 counties in Oklahoma and 4 counties in Wisconsin. In January 2010, we expanded our PPO products to 114 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approved CMS network access requirements or in certain designated rural areas. We have developed products meeting CMS network access requirements in selected core markets to enable the retention of our PFFS membership in these areas. These businesses provide managed care for persons with Medicare under contracts with CMS.

  Three months ended June 30, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $51.6 million for the three months ended June 30, 2010, an increase of $22.7 million compared to the three months ended June 30, 2009. The increase in earnings was driven by a 24% increase in the member months for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and a 171 basis point decrease in the medical expense ratio due to $16.2 million in favorable development from the prior periods in the quarter ended June 30, 2010, compared with $10.5 million in the same period of 2009, and the incurral of $3.5 million in restructuring costs in 2009.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $135.8 million compared to the three months ended June 30, 2009, primarily due to an increase in the amount of premium resulting from growth in membership in all products.

        Medical expenses.    Medical expenses increased by $100.9 million compared to the second quarter of 2009, consistent with the higher level of net premiums. The medical expense ratio decreased to 82.6% for the second quarter of 2010 from 84.3% for the same period in 2009. During the second quarter of 2010, there was a $12.0 million net favorable items related to prior periods medical expense compared to $4.9 million of favorable development in the second quarter 2009. The 2010 favorable development included $7.5 million related to prior years and $4.5 million related to the prior quarter of 2010. Adjusting for the prior period items, the benefit ratio for the second quarter of 2010 was 84.5%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2010 increased $15.1 million compared to the three months ended June 30, 2009, primarily as the result of increased level of membership. The ratio of commissions and general expenses to net premiums was relatively stable at 11.6% in the second quarter of 2010 compared to 11.7% in second quarter of 2009.

        The second quarter of 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

  Six months ended June 30, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $99.2 million for the six months ended June 30, 2010, an increase of $24.0 million compared to the six months ended June 30, 2009. The increase in earnings was driven principally by higher members in all products resulting in a 24% increase in member months for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as well as $22.8 million of favorable development from prior periods in the six months ended June 30, 2010, compared with $19.4 million in the same period last year. 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Revenues.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $272.8 million compared to the six months ended June 30, 2009, primarily due to the higher member months in all plans. In addition, our ongoing chart review process resulted in a $13.4 million favorable premium adjustment in the first quarter 2010 related to 2009 risk scores compared to an $8.0 million favorable adjustment of 2008 risk scores recorded during the first quarter 2009.

        Medical Expenses.    Medical expenses increased by $226.5 million compared to the six months ended June 30, 2009, consistent with the higher level of net premium. The medical expense ratio increased to 82.6% for the six months ended June 30, 2010 from 82.5% for the same period in 2009. For the six months ended June 30, 2010, there was $7.7 million of net favorable items related to prior years medical expenses compared to $12.6 million of favorable development for the six months ended June 30, 2009. Adjusting for the prior year items, the benefit ratio for the first six months of 2010 was 83.9%.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2010 increased by $26.9 million compared to the six months ended June 30, 2009 primarily related to the growth in member months and higher expenses to support the continued investment in the development of provider networks for our expansion in PPO markets. However, the ratio of commissions and general expenses to premiums decreased to 11.8% for the six months ended June 30, 2010 from 12.2% in 2009.

        2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

Segment Results—Medicare Part D

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premium, excluding risk corridor	$555,358	$511,760	$1,094,445	$1,008,562
Risk corridor adjustment/government reinsurance	26,427	(6,046)	130,450	111,683

Net premiums	581,785	505,714	1,224,895	1,120,245
Other Part D income—PDMS	—	8	—	105

Total Part D revenue	581,785	505,722	1,224,895	1,120,350
Net investment and other income	566	944	1,675	2,055

Total revenue	582,351	506,666	1,226,570	1,122,405

Pharmacy benefits	548,799	445,208	1,177,798	1,038,993
Amortization of intangibles	4,012	4,011	8,023	8,022
Commissions and general expenses	43,986	43,852	87,182	97,659

Total benefits, claims and expenses	596,797	493,071	1,273,003	1,144,674

Segment (loss) income before taxes	$(14,446)	$13,595	$(46,433)	$(22,269)

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

        As a result of changes made by the federal government to the standard benefit design in 2010 and due to the way we bid our business for the 2010 plan year, we expect to experience a greater degree of seasonality in our Part D business throughout 2010 as compared to 2009, with higher losses expected in the first half of the year and higher profitability expected for the second half of the year. For a discussion of the accounting for Part D see Note 3 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

  Three months ended June 30, 2010 and 2009

        Our Part D business generated a loss before taxes of $14.4 million for the second quarter of 2010, compared to income before taxes of $13.6 million for the second quarter of 2009. Approximately

$3.4 million of the $28.0 million decrease in segment income was attributable to negative prior period development recorded in the second quarter of 2010, and the remaining $24.6 million decrease is attributable to the increased seasonal loss and bidding strategy described above, exacerbated by higher membership.

        Net Premiums.    Net premiums, excluding risk corridor, for the second quarter of 2010 increased by $43.6 million, or 8.5%, versus the second quarter of 2009. The increase in net premiums, excluding risk corridor, was primarily attributable to growth in membership by 204,000 members, and was partially offset by decreases in member premium rates and risk-adjusted direct subsidy rates paid by CMS. Risk-adjusted direct subsidy rates decreased as a result of an improvement in our members' health status in 2010, as determined by CMS. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009. In addition, direct and assumed premiums for the second quarters of 2010 and 2009 included risk adjustment revenue totaling $19.8 million and $16.7 million for our 2010 and 2009 membership, respectively. The decrease in member premium rates was attributable to the bids submitted for the 2010 Plan year that contained lower rates, which contributed to the growth in membership. In addition, a larger portion of our 2010 membership enrolled in standard plans which have lower member premium rates than enhanced plans. The $32.5 million increase in risk corridor adjustment for the second quarter of 2010 versus the comparable period in 2009 was expected with the increase in the ratio of pharmacy benefits to net premiums.

        Pharmacy Benefits.    Pharmacy benefits for the second quarter of 2010, increased by $103.6 million, or 23.3%, compared to the second quarter of 2009, and the ratio of pharmacy benefits to net premium was 94.3% and 88.0% for the second quarters of 2010 and 2009, respectively. Pharmacy benefits increased as a percentage of net premiums due to the combination of lower member premium and direct subsidy rates (previously described), higher drug costs and a shift in the seasonal pattern of the costs incurred by the Plan due to benefit design changes in 2010 from 2009. In addition, the second quarter of 2010 included $9.9 million of net negative development related to prior periods pharmacy benefits. Higher drug costs were attributable to price increases imposed by pharmaceutical manufacturers which are customary and were consistent with historical experience. These increases were partially offset by a lower utilization of drugs by our members, which is consistent with the aforementioned improvement in our members' health status.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2010 amounted to $44.0 million, or 7.9% of net premium, excluding risk corridor, compared to $43.9 million, or 8.6%, in the comparable period in 2009. This decrease in the ratio of commissions and general expenses to net premium, excluding risk corridor was attributable to continued operating efficiencies and increased scale.

  Six months ended June 30, 2010 and 2009

        Our Part D business generated a loss before taxes of $46.4 million for the six months ended June 30, 2010 compared to a loss before taxes of $22.3 million, for the six months ended June 30, 2009. Approximately $8.1 million of the $24.1 million decrease in segment income was attributable to negative prior year development which totaled $9.5 million and $1.4 million in the six months ended June 30, 2010 and 2009, respectively. The remaining $16.0 million decrease in segment income is attributable to the increased seasonal loss and bidding strategy described above, exacerbated by higher membership.

        Net Premiums.    Net premiums, excluding risk corridor, for the six months ended June 30, 2010, increased by $85.9 million, or 8.5%, versus the six months ended June 30, 2009. The increase in net premiums, excluding risk corridor, was primarily attributable to growth in membership by 204,000 members, and was partially offset by decreases in member premium rates and risk-adjusted direct subsidy rates paid by CMS. Risk-adjusted direct subsidy rates decreased as a result of an improvement in our members' health status in 2010, as determined by CMS. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K. In addition, direct and assumed premiums for 2010 and 2009 included risk adjustment revenue totaling $19.8 million and $16.7 million for our 2010 and 2009 membership, respectively. The decrease in member premium rates was attributable to the bids submitted for the 2010 Plan year that contained lower rates in 2010, which contributed to the growth in membership. In addition, a larger portion of our 2010 membership enrolled in standard plans which have lower member premium rates than enhanced plans. The $18.8 million increase in risk corridor adjustment for the six months ended June 30, 2010 versus the comparable period in 2009, was expected with the increase in the ratio of pharmacy benefits to net premiums.

        Pharmacy Benefits.    Pharmacy benefits for the six months ended June 30, 2010, increased by $138.8 million, or 13.4%, compared to the six months ended June 30, 2009, and the ratio of pharmacy benefits to net premium was 96.2% and 92.7% for the six months ended June 30, 2010 and 2009, respectively. Pharmacy benefits increased as a percentage of net premiums due to the combination of lower member premium and direct subsidy rates (previously described), higher drug costs and a shift in the seasonal pattern of the costs incurred by the Plan due to benefit design changes in 2010 from 2009. In addition, the six months ended June 30, 2010 included $13.1 million of net negative development related to prior period pharmacy benefits compared to $1.4 million of net negative development during the six months ended June 30, 2009. Higher drug costs were attributable to price increases imposed by pharmaceutical manufacturers which are customary and were consistent with historical experience. These increases were partially offset by a lower utilization of drugs by our members, which is consistent with the aforementioned improvement in our members' health status.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2010 decreased by $10.5 million, or 10.7%, versus the comparable period in 2009. This decrease was attributable to our continuing efforts to reduce general expenses, as well as the restructuring of the Part D call center and other member services which were completed during 2009. The ratio of commissions and general expenses to net premium, excluding risk corridor decreased to 8.0% for the six months ended June 30, 2010 from 9.7% in the comparable period of 2009.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premiums	$73,016	$76,441	$149,521	$170,170
Net investment income	4,033	5,652	7,277	14,953
Other income	319	450	860	1,523

Total revenue	77,368	82,543	157,658	186,646
Policyholder benefits	53,626	59,275	116,031	141,323
Change in deferred acquisition costs	130	884	3,115	8,583
Amortization of intangible assets	584	796	1,299	1,480
Loss on reinsuance and other related costs	—	7,624	—	7,624
Restructuring costs	—	1,228	—	1,228
Commissions and general expenses, net of allowances	19,171	23,143	39,055	52,304

Total benefits, claims and expenses	73,511	92,950	159,500	212,542

Segment income (loss) before taxes	$3,857	$(10,407)	$(1,842)	$(25,896)

  Three months ended June 30, 2010 and 2009

        Income before taxes for our Traditional Insurance segment increased by $14.3 million compared to the three months ended June 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the increase to net income before taxes was primarily caused by a $4.0 million decrease in commissions and general expenses due to a lower level of business in-force and a $2.2 million increase due to improvement in medical benefit ratios. This improvement in income was offset by a $1.6 million decrease in net investment income caused by lower average yields and a lower average invested asset base due to the transfer of assets in conjunction with the reinsurance transaction noted above.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended June 30,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$73,481	$(17,902)	$55,579	$80,700	$(20,782)	$59,918
Specialty health	16,726	(2,677)	14,049	18,357	(2,872)	15,485
Life insurance and annuity	19,050	(15,662)	3,388	19,080	(18,042)	1,038

Total premium	$109,257	$(36,241)	$73,016	$118,137	$(41,696)	$76,441

        Revenues.    Net premium declined by $3.4 million or 4.5% from the second quarter of 2009. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business.

        Policyholder benefits.    Policyholder benefits declined by $5.6 million, or 9.5%, compared to the second quarter of 2009. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as a decrease in the policyholder benefit ratios in the second quarter of 2010 from the same period last year. For the three months ended June 30, 2010, the policyholder benefit ratio for senior market was 71.5%, compared with 74.2% for the same period last year, and 85.5% for specialty health, compared with 99.5% for the same period last year. The improvements are primarily the result of more aggressive rate management in the senior market lines combined with a higher frequency of closed long term care and disability income claims in specialty health.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended June 30,
	2010	2009
	(in thousands)
Commissions	$11,803	$13,461
Other operating costs	12,374	17,824
Reinsurance allowances	(5,006)	(8,142)

Commissions and general expenses, net of allowances	$19,171	$23,143

        Commissions and general expenses, net of allowances, decreased by $4.0 million compared to the second quarter of 2009. The lower level of commissions is associated with the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase. Other operating costs decreased $5.5 million for the quarter ended June 30, 2010, compared to the second quarter of 2009. This is primarily due to savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010 as well as cost reductions implemented to align with the lower levels of business in-force. Allowances received from reinsurers decreased $3.1 million for the second quarter of 2010 from the second quarter of 2009. This is primarily due to the fact that, as of the fourth quarter of 2009, Commonwealth began performing the administration for the majority of the life insurance and annuity business. We therefore no longer receive the related expense allowances from third party reinsurers and allowances paid by Commonwealth to reimburse costs incurred from the effective date of the transaction until the administration of the blocks was transferred to them.

  Six months ended June 30, 2010 and 2009

        Loss before taxes for our Traditional Insurance segment for the six months ended June 30, 2010 decreased by $24.1 million compared to the six months ended June 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period. Additionally, a $1.2 million restructuring charge was recorded as a result of re-alignment of operations with the lower level of net retained business. Excluding these impacts, the decrease to the loss before taxes was primarily caused by a $13.2 million decrease in commissions and general expenses due to a lower level of business in-force and improvements in the underwriting gain due to lower policyholder benefit ratios.

        The following tables detail premium for the segment by major lines of business:

Premium

	Six months ended June 30,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$152,161	$(37,387)	$114,774	$167,874	$(43,754)	$124,120
Specialty health	33,852	(5,202)	28,650	37,227	(5,692)	31,535
Life insurance and annuity	35,208	(29,111)	6,097	38,415	(23,900)	14,515

Total premium	$221,221	$(71,700)	$149,521	$243,516	$(73,346)	$170,170

        Revenues.    Net premium declined by $20.6 million, or 12.1%. The continued effect of lapsation on our senior market health and specialty health in-force business resulted in a decrease of $12.2 million. Additionally, as a result of the reinsurance transaction with Commonwealth, life insurance and annuity ceded premium increased by $5.2 million over the six months ended June 30, 2009.

        Policyholder Benefits.    Policyholder benefits incurred declined by $25.3 million, or 17.9%, compared to the six months ended June 30, 2009. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as a decrease in the policyholder benefit ratios for the six months ended June 30, 2010 from the same period last year. The policyholder benefit ratio for senior market health was 74.6%, compared with 76.6% for the same period last year, and 93.7% for specialty health, compared with 99.0% for the same period last year. Additionally, the reinsurance transaction with Commonwealth in April 2009 resulted in a decrease in life insurance and annuity policyholder benefits retained during the six months ended June 30, 2010 compared to the same period last year. The change in deferred acquisition costs decreased $5.5 million or 63.7%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life insurance and annuity business reinsured to Commonwealth.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Six months ended June 30,
	2010	2009
	(in thousands)
Commissions	$23,319	$28,772
Other operating costs	26,259	38,340
Reinsurance allowances	(10,523)	(14,808)

Commissions and general expenses, net of allowances	$39,055	$52,304

        Commissions and general expenses, net of allowances, decreased by $13.2 million compared to the six months ended June 30, 2009. The lower level of commissions is associated with the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase. Other operating costs decreased $12.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This is primarily due to cost reductions implemented to align with the lower levels of business in-force as well as savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010. Allowances received from reinsurers decreased $4.3 million for the second quarter of 2010 from the second quarter of 2009. This is primarily due to the fact that, as of the fourth quarter of 2009, Commonwealth began performing the administration for the majority of the life insurance and annuity business. We therefore no longer receive the related expense allowances from third party reinsurers and allowances paid by Commonwealth to reimburse costs incurred from the effective date of the transaction until the administration of the blocks was transferred to them.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest expense	$5,076	$4,805	$10,089	$10,064
Amortization of capitalized loan origination fees	415	262	829	524
Stock-based compensation expense	554	2,450	2,921	4,214
Other parent company expense, net of revenue	3,710	10,905	8,313	15,255
Net (gain) loss—Senior Administrative Services	259	(2,285)	(1,078)	(5,710)

Segment loss before taxes	$10,014	$16,137	$21,074	$24,347

        The sale of CHCS during the second quarter of 2010 (for further discussion, see Note 14 of Notes to Consolidated Financial Statements), eliminated substantially all of the business operations of our former Senior Administrative Services segment. As a result, beginning with this quarterly report on Form 10-Q, we will report current and historical results of the former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

  Three months ended June 30, 2010 and 2009

        The loss before taxes from our Corporate & Other segment improved by $6.1 million, or 38%, for the second quarter of 2010 compared to the second quarter of 2009. This was due primarily to a $6.3 million charge recorded in 2009, related to the closing and restructuring of certain career sales offices. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense, partially offset by a $2.5 million decline in Senior Administrative Services profitability due to the sale of CHCS.

        The increase in interest expense of $0.3 million is due primarily to a weighted average increase in the interest rates charged on the debt, as compared to the second quarter of 2010. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        Amortization of capitalized loan origination fees was $0.1 million higher in the second quarter of 2010, compared with the same period in 2009 due to additional amortization related to the costs associated with the amendment of our credit facility in November 2009.

        The $1.9 million decrease in stock-based compensation expense resulted primarily from a $2.0 million true-up of our forfeiture rate estimate related to options that terminate non-vested, which was completed in the second quarter of 2010.

        Other parent company expenses, net of revenues, decreased $7.1 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wide cost reduction effort, we recorded a $6.3 million charge to income before taxes. The remaining variance was primarily due to lower legal and outside service costs in the second quarter of 2010 compared with the same period in 2009.

        The net gain on Senior Administrative Services declined by $2.5 million as the result of the sale of CHCS, which was effective April 1, 2010.

  Six months ended June 30, 2010 and 2009

        The loss before taxes from our Corporate & Other segment improved by $3.2 million, or 13%, for the six months ended June 30, 2010 compared to the same period of 2009. This was due primarily to a $6.3 million charge to income before taxes in 2009, related to the closing and restructuring of certain career sales offices. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense, partially offset by a $2.5 million decline in Senior Administrative Services profitability due to the sale of CHCS effective April 1, 2010 as well as $2.1 million lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, and a corresponding decrease in general expenses.

        Amortization of capitalized loan origination fees was $0.3 million higher in 2010, compared with the same period in 2009 due to additional amortization related to the costs associated with the amendment of our credit facility in November 2009.

        The $1.3 million decrease in stock-based compensation expense resulted primarily from a $2.0 million true-up of our forfeiture rate estimate related to options that terminate non-vested, which was completed in the second quarter of 2010. This was partially offset by an increase in stock compensation expense related to new awards made in the first quarters of 2009 and 2010.

        Other parent company expenses, net of revenue, decreased $6.9 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wide cost reduction effort, we recorded a $6.3 million charge to income before taxes. The remaining variance was primarily due to lower legal and outside service costs in 2010 compared with the same period in 2009.

        The net gain on Senior Administrative Services declined by $4.6 million, $2.5 million was the result of the sale of CHCS which was effective April 1, 2010. The remaining $2.1 million variance was due to lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

        Prior to the sale, CHCS' revenue declined by $2.9 million, or 24%, during the first quarter of 2010 compared to the first quarter of 2009. Affiliated service fee revenue decreased by $2.7 million primarily as a result of a reduction in fee levels and lower policies in-force for our affiliated Medicare supplement business as well as a reduction in service levels on our affiliated life insurance business as a result of the reinsurance of substantially all of this business to Commonwealth in April 2009. Unaffiliated service fee revenue remained relatively flat in the first quarter of 2010 compared to the same period of 2009. General expenses for the segment decreased by $0.8 million, or 10%, primarily due to the decline in the business discussed above.

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

        The parent company's sources and uses of liquidity are derived from the following:

  •
  the cash flows of our unregulated subsidiaries including our PBM subsidiary and our management service organizations, known as MSO's, under our senior managed care subsidiaries;

  •
  surplus note payments and dividends from and capital contributions to our insurance subsidiaries and HMO affiliates;

  •
  debt principal and interest payments and access to $150 million under the revolving portion of our Credit Facility;

  •
  payment of dividends to shareholders.

        Unregulated subsidiary cash flows.    The primary sources of liquidity for our unregulated subsidiaries are fees collected from clients for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for the unregulated subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent holding company.

        Insurance subsidiaries and HMO subsidiaries—Surplus Note, Dividends and Capital Contributions.    We require cash at our insurance subsidiaries and HMO subsidiaries to meet our policy related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used to make dividend payments to our insurance subsidiaries holding company, UAC Holding, Inc., subject to certain restrictions, and from there to our parent company.

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

        At June 30, 2010, we held cash and cash equivalents totaling $589 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,096 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, our wholly-owned subsidiary, The Pyramid Life Insurance Company issued $60.0 million of surplus notes payable to our parent company, which bear interest at an average fixed rate of 7.5%. The Notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. At December 31, 2009, Pyramid's risk-based capital ratio was below 450%, and therefore no payments of principal or interest has been made or accrued to date.

        Capital contributions to and dividends from for our Insurance companies are made through our unregulated holding company, UAC Holding, Inc. UACH did not make capital contributions to the insurance subsidiaries during the first half of 2010. In May 2010, our wholly-owned subsidiary, Pennsylvania Life Insurance Company declared and paid a dividend of $119 million and our wholly-owned subsidiary, American Progressive Life & Health Insurance Company of New York declared and paid a dividend of $12 million, both to UACH.

        Capital contributions to and dividends from for our HMO subsidiaries are made through our managed care holding company, Heritage Health Systems, Inc. During the first half of 2010, HHSI made a capital contribution of $25,000 to SelectCare of Oklahoma. No dividends were declared nor paid to HHSI from its subsidiaries during the first six months of 2010.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver (the "2007 Credit Facility"). This Credit Facility has customary covenants and requirements including a leverage ratio test, minimum risk based capital requirements for our insurance companies and, under certain conditions, the ability to pose limitations on certain investments, dispositions and our ability to make restricted payments. Other than the limitations on restricted payments (see the ensuing paragraph), as of June 30, 2010, we were in compliance with all covenants in the Credit Agreement.

        In November 2009, we amended the 2007 Credit Facility (the "November 2009 Amendment") which provided us with the ability to make $75 million of restricted payments, in addition to the $125 million provided for in the original agreement for a total of $200 million, in exchange for prepayments of Term Loan principal and increases in borrowing spreads and fees. In July 2010, we further amended the 2007 Credit Facility (the "July 2010 Amendment") which provided us with the ability to make an additional $100 million of restricted payments, for a total of $300 million, in exchange for prepayments of Term Loan principal and increases in borrowing spreads. As of June 30, 2010, $312.1 million was outstanding under the term loan agreement and the weighted average interest rate on the term loan portion of the credit facility was 1.32%. $250 million of this $312.1 million term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see Note 11 Derivative Instruments—Cash Flow Hedges and the ensuing paragraph), resulting in a total blended interest rate of 4.38% on the $312.1 million as of June 30, 2010. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 25 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $0.8 million, and interest payments totaling $2.0 million during the six months ended June 30, 2010.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first six months of 2010, we paid a net amount of $4.9 million in association with these swap agreements.

        In 2003 and 2007, we formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.46%.

The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $3.2 million during the six months ended June 30, 2010.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage-backed securities and in corporate fixed maturity securities with investment grade ratings of BBB-or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2010, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently begun investing a portion of our cash in medium duration securities and in non-Government short term investments. As a result, as of June 30, 2010, approximately 46% of our portfolio is in cash equivalents, of which, approximately 50% is invested in U.S. government short term securities. In the aggregate, approximately 52% of our cash and invested assets are in securities backed by the U.S. government or its agencies.

        The net yields on our cash and invested assets decreased to 2.3% for the six months ended June 30, 2010, from 4.1% for the six months ended June 30, 2009. The overall drop in yield is primarily due to a drop in the yield on our fixed maturity portfolio after our de-risking efforts that commenced in the second quarter of 2009 and ongoing prepayments on our higher yielding RMBS portfolio due to the low interest rate environment, coupled with a continued drop in yield on our short-term portfolio.

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

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the six months ended June 30, 2010:

June 30, 2010
(in thousands)
Balance at beginning of year	$380,519
Less reinsurance recoverable	(17,923)

Net balance at beginning of year	362,596

Incurred related to:
Current year	2,582,235
Prior year development	5,333

Total incurred	2,587,568

Paid related to:
Current year	2,204,443
Prior year	305,109

Total paid	2,509,552

Net balance at end of period	440,612
Plus reinsurance recoverable	20,804

Balance at end of period	$461,416

        Policy and contract claims—health increased by $80.9 million at June 30, 2010 from December 31, 2009. This increase was primarily attributable to timing with regards to the payment of claims and seasonality of the Part D business. Due to the nature of the plan design, the Part D business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year. Growth in our Medicare Advantage membership was another contributing factor.

        The medical cost amount, noted as "prior year development" in the table above, represents unfavorable adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        During the six months ended June 30, 2010, claim reserves settled for $5.3 million more than estimated at December 31, 2009. Prior period development represents 0.1% of the incurred claims recorded in 2009.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2010 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$1,205	-3%	$(14,464)
-2%	$797	-2%	$(9,649)
-1%	$388	-1%	$(4,835)
1%	$(428)	1%	$4,794
2%	$(836)	2%	$9,609
3%	$(1,244)	3%	$14,424

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

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. We attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

        Some classes of mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2010, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2010
June 30, 2010
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
	(in millions)
$1,097.4	$31.6	$21.0	$(29.1)	$(60.7)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At June 30, 2010, we have fixed the rate on a total of $300 million of our debt, including $250 million of our loan payable and $50 million of our trust preferred securities.

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2010, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2010
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
			(in millions)
Loan payable	1.26%	$63.3	$0.1	$0.1	$(0.3)	$(0.6)
Other long tern debt	4.35%	$60.0	0.1	0.1	(0.3)	(0.6)

Total			$0.2	$0.2	$(0.6)	$(1.2)

(1)
During the first half of 2010, the LIBOR rate on our loan payable and our other long term debt has increased to approximately 33 basis points as of June 30, 2010. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 26 basis points on our loan payable and 29 basis points on our other long term debt.

        As noted above, we have fixed the interest rate on $300 million of our $422 million of total debt outstanding, leaving $122 million of the debt exposed to rising interest rates, as of June 30, 2010. We had approximately $827 million of cash and cash equivalents as of June 30, 2010. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as an illustration of the potential impact of such events on our financial results.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 12—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears in Part I, Item 1A "Risk Factors" of the Company's annual report on Form 10-K for the year ended December 31, 2009. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        There have been no material changes in our risk factors from those set forth in our annual report on Form 10-K for the year ended December 31, 2009, except as set forth below:

Recently enacted health care legislation and subsequent rules promulgated by CMS could have a material adverse effect on our opportunities for growth and our financial results.

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health reform legislation. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the health reform legislation is difficult to predict and not yet fully known. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

        Laws and regulations governing the Medicare, Medicaid and other state and federal healthcare programs are complex and subject to significant interpretation. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. As part of the healthcare reform legislations CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such contracts, laws and regulations is subject to CMS audit, other government review and significant interpretation and there can be no assurance that we will be found to be in compliance with all such contracts, laws and regulations. Failure to be in such compliance can subject us to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other state and federal healthcare programs.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Gradual closing of the coverage gap, or "donut hole" on Medicare Part D, through 2020;

  •
  Reduced Medicare Advantage reimbursement rates, beginning in 2012, after freezing 2011 reimbursement rates based on 2010 levels;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season; and

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014.

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013.

  •
  Established a de-minimus allowance for Medicare Part D Benchmark bid cut-offs, beginning with the bid for the 2011 plan year, submitted in 2010.

        Gradual closing of the Part D donut hole—In 2010, a rebate of $250 will be provided by CMS for beneficiaries reaching the "coverage gap" (i.e., the dollar threshold at which an individual has to pay full price for his or her medications). Then, on a gradual basis, the coverage gap is closed by 2020, with beneficiaries retaining a 25% co-pay. In addition, there is a 50% discount on brand-name drugs. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our Part D programs.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%; 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 3, 5 or 7 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. For counties in the highest cost quartile, the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs. We estimate that approximately 36% of our current membership resides in the highest cost quartile counties, with 31% having a 7-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This follows the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels. To address these rate freezes/reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.

        Implementation of quality bonus for Star Ratings—CMS currently rates Medicare Advantage and PDP plans on certain quality metrics using a five-star rating system. Beginning in 2012, Medicare Advantage plans with a rating of four or five stars will be eligible for a "quality bonus" in their basic premium rates (1.5% in 2012, growing to 5% in 2014). In addition, also beginning in 2012, a Medicare Advantage and PDP plan's star ratings will affect the rebate percentage available for such plan to provide additional member benefits. Such plans with quality ratings of 3.5 stars or below will have their rebate percentage reduced to 50% by 2014. Notwithstanding concerted efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

        Stipulated Minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85%. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2009, our reported Medicare Advantage MLR was 82.4%. The methodology for defining medical costs and for calculating MLRs has not yet been defined. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse affect on our operating margins, results of operations, and our statutory required capital.

        Shortened annual enrollment period—Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.

        Beginning with the 2011 selling season, the new laws shorten the time in which we can sell our Medicare Advantage and Part D products. Also, beginning in 2011, the new laws mandate that persons enrolled in Medicare Advantage may withdraw their enrollment at any time during the first 45 days of the year only to enroll in traditional Medicare fee-for-service, not another Medicare Advantage plan. Prior law allowed a member to withdraw enrollment during this period to enroll in another Medicare Advantage plan. There can be no assurance that these changes will not restrict our member growth, limit our ability to enter new service areas, limit the viability of our sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.

        Non-deductible federal premium taxes—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. Our share of the new tax will be based on our pro rata percentage of premiums compared to the industry as a whole, calculated annually. Although there is time to take into account this new tax in adjusting our business model and in designing future years' plan bids, there can be no assurance that such tax will not result in reduced member benefits, reduced profits, or both which could have a material adverse effect on our results of operations.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage and PDP plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed after 2009, the federal tax deductibility of compensation under Section 162(m)(6) of the Internal Revenue Code for health insurance companies is limited to $500,000 per individual. This limitation will increase our effective tax rate, beginning in the second quarter of 2010.

        Established a de-minimus allowance for Medicare Part D Benchmark bid cut-offs—Beginning with the bids for the 2011 plan year, submitted in 2010, Medicare Part D plans can continue to participate in the auto assignment of dual eligibles when the plan's bid is over the Low Income Subsidy benchmark by a de-minimus amount, as defined by CMS, as long as the difference between the bid premium and the benchmark premium is waived. This could impact the number of plans participating in the auto assignment of dual-eligibles and have an impact on the number of dual eligibles assigned to our plans.

        Most of the provisions of the new healthcare reform legislation are not scheduled to go into effect immediately and may be delayed for several years. During this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our 2011 bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business.

        Recent rules promulgated by CMS include the limitation on the number of plan submissions by Medicare Advantage and Part D sponsors, a push to eliminate plans with few members and to increase the quality of plans and restrictions on benefit packages, among other items to consider in the 2011 bids submitted in June 2010, and in connection therewith, CMS is reviewing 2011 applications more critically to ascertain plan sponsors are conforming to the new rules. These rules could impact our ability to expand into new regions and offer multiple plans within the same region; consequently we are focusing our new 2011 Medicare Advantage filings on Network Private Fee for Service plans.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no share repurchases since December 31, 2009 and as of June 30, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—OTHER INFORMATION

        None.

ITEM 5—EXHIBITS

        Each exhibit identified below is filed as a part of this report.

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

UNIVERSAL AMERICAN CORP.
July 29, 2010	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
July 29, 2010	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)