Form 10-Q
period 2010-09-30
UNIVERSAL AMERICAN CORP.
filed 2010-11-04
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 29, 2010
$0.01 par value	75,626,714 shares

        As used in this quarterly report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward-looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "project," "should," "intend," "may," "will," and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

        Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. We warn you that forward-looking statements are only predictions and estimates, which are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. We give no assurance that we will achieve our expectations and we do not assume responsibility for the accuracy and completeness of the forward-looking statements. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements as a result of many factors, including the risk factors described in Part II, Item 1A of this report. We caution readers not to place undue reliance on these forward-looking statements that speak only as of the date made.

        We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in these forward-looking statements are reasonable at the time made, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" under Part II, Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment that is highly complicated, regulated and competitive and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur. You should carefully read this report and the documents that we incorporate by reference in this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2010, $1,290,938; 2009, $961,265)	$1,320,214	$964,553
Other invested assets	1,356	1,276

Total investments	1,321,570	965,829
Cash and cash equivalents	531,789	856,958
Accrued investment income	10,913	9,005
Deferred policy acquisition costs	146,871	150,398
Reinsurance recoverables—life	563,533	622,547
Reinsurance recoverables—health	129,749	126,524
Due and unpaid premiums	30,241	35,466
Present value of future profits and other amortizing intangible assets	150,084	167,545
Goodwill and other indefinite lived intangible assets	525,673	530,031
Income taxes receivable	10,015	3,441
Other Part D receivables	217,688	168,159
Advances to agents	62,790	66,418
Other assets	136,162	112,535

Total assets	$3,837,078	$3,814,856

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$559,193	$599,442
Reserves for future policy benefits—health	401,185	408,625
Policy and contract claims—health	435,253	380,519
Premiums received in advance	19,332	12,535
Loan payable	233,528	313,758
Other long term debt	110,000	110,000
Amounts due to reinsurers	5,996	7,078
Deferred income tax liability	62,730	31,564
CMS contract deposit liabilities	271,662	169,169
Other Part D liabilities	87,218	163,332
Other liabilities	243,024	169,370

Total liabilities	2,429,121	2,365,392

STOCKHOLDERS' EQUITY
Preferred Stock (Authorized: 3 million shares):
Series A Preferred Stock (Authorized: 300,000 shares, issued and outstanding: 42,105 shares, liquidation value 2010, $62,105; 2009, $49,263)	42	42
Series B Preferred Stock (Authorized: 300,000 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2010, 78.5 million shares; 2009, 87.9 million shares)	785	879
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	794,828	880,709
Accumulated other comprehensive income (loss)	8,580	(7,915)
Retained earnings	633,346	709,695
Less: Treasury Stock (2010, 2.8 million shares; 2009, 13.5 million shares)	(29,624)	(133,946)

Total stockholders' equity	1,407,957	1,449,464

Total liabilities and stockholders' equity	$3,837,078	$3,814,856

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, per share amounts in dollars)

	2010	2009
Net premium and policyholder fees earned	$1,322,750	$1,138,282
Net investment income	10,585	10,630
Fee and other income	1,466	5,576
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(1,495)	(788)
Portion of loss recognized in other comprehensive income	969	53

Net other-than-temporary impairment losses on securities recognized in earnings	(526)	(735)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	6,000	(4,048)

Net realized gain (loss) on investments	5,474	(4,783)

Total revenues	1,340,275	1,149,705

Benefits, claims and expenses:
Claims and other benefits	1,082,384	901,580
Change in deferred acquisition costs	412	(603)
Amortization of present value of future profits	5,800	5,752
Commissions	31,233	28,039
Reinsurance commissions and expense allowances	(4,232)	(6,509)
Interest expense	5,011	4,877
Other operating costs and expenses	135,666	128,852

Total benefits, claims and expenses	1,256,274	1,061,988

Income before equity in earnings of unconsolidated subsidiary	84,001	87,717
Equity in earnings of unconsolidated subsidiary	—	5

Income before taxes	84,001	87,722
Provision for income taxes	23,257	27,976

Net income	$60,744	$59,746

Earnings per common share:
Basic	$0.78	$0.74

Diluted	$0.77	$0.74

Weighted average shares outstanding:
Weighted average common shares outstanding	76,594	87,093
Less weighted average treasury shares	(2,769)	(10,566)

Basic weighted shares outstanding	73,825	76,527
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	777	205

Diluted weighted shares outstanding	78,813	80,943

Cash dividends per common share	$2.00	$—

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, per share amounts in dollars)

	2010	2009
Net premium and policyholder fees earned	$4,264,790	$3,723,492
Net investment income	32,366	38,853
Fee and other income	7,192	14,684
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(1,915)	(17,129)
Portion of loss recognized in other comprehensive income	1,100	3,795

Net other-than-temporary impairment losses on securities recognized in earnings	(815)	(13,334)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	6,111	(6,716)

Net realized gain (loss) on investments	5,296	(20,050)

Total revenues	4,309,644	3,756,979

Benefits, claims and expenses:
Claims and other benefits	3,671,567	3,150,708
Change in deferred acquisition costs	3,527	7,980
Amortization of present value of future profits	17,500	17,652
Commissions	96,531	90,402
Reinsurance commissions and expense allowances	(13,768)	(18,939)
Interest expense	15,100	14,942
Loss on reinsurance and other related costs	—	7,624
Restructuring costs	—	4,727
Other operating costs and expenses	405,489	406,845

Total benefits, claims and expenses	4,195,946	3,681,941

Income before equity in earnings of unconsolidated subsidiary	113,698	75,038
Equity in earnings of unconsolidated subsidiary	—	111

Income before taxes	113,698	75,149
Provision for income taxes	30,544	23,617

Net income	$83,154	$51,532

Earnings per common share:
Basic	$1.07	$0.63

Diluted	$1.06	$0.63

Weighted average shares outstanding:
Weighted average common shares outstanding	79,316	87,005
Less weighted average treasury shares	(5,558)	(9,898)

Basic weighted shares outstanding	73,758	77,107
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	521	205

Diluted weighted shares outstanding	78,490	81,523

Cash dividends per common share	$2.00	$—

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Preferred Stock Series A	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2009
Balance at January 1, 2009	$42	$874	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net income	—	—	—	—	51,532	—	51,532
Other comprehensive income	—	—	—	35,750	—	—	35,750

Comprehensive income							87,282

ASC 320-10-65 implementation adjustment	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	5	1,603	—	—	—	1,608
Stock-based compensation	—	—	7,893	—	—	—	7,893
Treasury shares purchased
at cost	—	—	—	—	—	(37,350)	(37,350)
Treasury shares reissued	—	—	23	—	—	3,849	3,872

Balance at September 30, 2009	$42	$879	$880,039	$(11,388)	$620,923	$(111,106)	$1,379,389

2010
Balance at January 1, 2010	$42	$879	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	83,154	—	83,154
Other comprehensive income	—	—	—	16,495	—	—	16,495

Comprehensive income							99,649

Issuance of common stock	—	6	3,773	—	—	—	3,779
Stock-based compensation	—	—	4,394	—	—	—	4,394
Retired treasury stock	—	(100)	(98,959)	—	—	99,059	—
Treasury shares purchased at cost	—	—	—	—	—	(4,182)	(4,182)
Treasury shares reissued	—	—	4,911	—	—	9,445	14,356
Dividends	—	—	—	—	(159,503)	—	(159,503)

Balance at September 30, 2010	$42	$785	$794,828	$8,580	$633,346	$(29,624)	$1,407,957

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$83,154	$51,532
Adjustments to reconcile net income to cash provided by (used in) operating activities, net of balances sold:
Equity in earnings of unconsolidated subsidiary	—	(111)
Distribution from unconsolidated subsidiary	—	6,800
Deferred income taxes	21,518	(15,437)
Realized (gains) losses on investments	(5,296)	20,050
Amortization of intangible assets	17,500	17,652
Loss on reinsurance, net of tax	—	2,221
Net amortization of bond premium	3,872	1,767
Changes in operating assets and liabilities:
Deferred policy acquisition costs	3,527	7,980
Reserves for future policy benefits	(43,389)	2,835
Policy and contract claims payable	50,434	(209,464)
Reinsurance balances	51,682	(1,452)
Due and unpaid/advance premium, net	12,022	46,741
Income taxes payable/receivable	(6,574)	22,314
Other Part D (payables)/receivables	(125,643)	(65,135)
Other, net	71,643	35,241

Cash provided by (used in) operating activities	134,450	(76,466)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	717,423	639,251
Cost of fixed maturity investments purchased	(1,045,617)	(539,813)
Assets transferred on life reinsurance	—	(454,487)
Proceeds from sale of CHCS, net of cash sold	6,492	—
Purchase of fixed assets	(8,437)	(13,093)
Other investing activities	3,038	99

Cash used in investing activities	(327,101)	(368,043)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of tax effect	5,389	4,234
Cost of treasury stock purchases	(4,182)	(37,350)
Dividends paid to shareholders	(155,988)	—
Receipts from CMS contract deposits	2,997,266	2,729,669
Withdrawals from CMS contract deposits	(2,894,773)	(2,332,691)
Deposits and interest credited to policyholder account balances	—	4,357
Surrenders and other withdrawals from policyholder account balances	—	(17,548)
Principal repayment on loan payable and other long term debt	(80,230)	(2,625)

Cash (used in) provided by financing activities	(132,518)	348,046

Net decrease in cash and cash equivalents	(325,169)	(96,463)
Cash and cash equivalents at beginning of period	856,958	511,032

Cash and cash equivalents at end of period	$531,789	$414,569

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American," is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states, the District of Columbia and the U.S. Virgin Islands. We currently sell Medicare Part D prescription drug benefit Plans, known as PDPs, Medicare coordinated care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance, and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        On June 9, 2010, we sold the outstanding common stock of CHCS Services, Inc., our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (NYSE: PTI), with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. This transaction is discussed in more detail under "Sale of CHCS" in Note 14 of the Notes to Consolidated Financial Statements.

        On April 24, 2009 we entered in to an agreement with the Commonwealth Annuity and Life Insurance Company and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS), collectively known as Commonwealth, to reinsure substantially all of our in-force life insurance and annuity business as of April 1, 2009, under a 100% coinsurance treaty. This transaction is discussed in more detail under "Life Insurance and Annuity Reinsurance Transaction" in Note 14 of the Notes to Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this quarterly report on Form 10-Q should refer to our annual report on Form 10-K for the year ended December 31, 2009, that was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2010. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Deferred Acquisition Costs:    On September 29, 2010, ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts was ratified by the FASB. The ASU amends FASB ASC Topic 944, Financial Services—Insurance. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of a successful contract acquisition incurred with independent third parties and the portion of the total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption; the election must be made at the reporting entity level. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management has not yet determined the impact of adoption of this new guidance on our consolidated financial position or results of operations.

        Subsequent Events Disclosure:    On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or results of operations.

        Fair Value Disclosures:    In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures, which updates ASC 820-10-20, Fair Value Measurements and Disclosures. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on our consolidated financial position or results of operations. The new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Variable Interest Entities:    In December 2009, the FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010, and the adoption had no impact on our consolidated financial position or results of operations.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$180,335	$1,366	$—	$—	$181,701
Government sponsored agencies	45,400	3,315	—	—	48,715
Other political subdivisions	151,708	511	(612)	—	151,607
Corporate debt securities	525,964	19,943	(214)	—	545,693
Foreign debt securities	100,374	1,723	(111)	—	101,986
Mortgage-backed and asset-backed securities	287,157	13,399	(3,647)	(6,397)	290,512

	$1,290,938	$40,257	$(4,584)	$(6,397)	$1,320,214

	December 31, 2009
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,572	$554	$(4)	$—	$36,122
Government sponsored agencies	137,839	3,051	(59)	—	140,831
Other political subdivisions	10,020	223	(229)	—	10,014
Corporate debt securities	312,225	16,826	(1,206)	—	327,845
Foreign debt securities	19,465	1,259	—	—	20,724
Mortgage-backed and asset-backed securities	446,144	14,588	(13,598)	(18,117)	429,017

	$961,265	$36,501	$(15,096)	$(18,117)	$964,553

(1)
Other-than-temporary impairments.

        At September 30, 2010, gross unrealized losses on mortgage-backed and asset-backed securities totaled $10.0 million, consisting of unrealized losses of $8.8 million on subprime residential mortgage loans, as discussed below, and $1.2 million related to obligations of commercial mortgage-backed

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

securities. The fair value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$100,141	$101,175
Due after 1 year through 5 years	730,109	749,688
Due after 5 years through 10 years	143,397	148,275
Due after 10 years	30,134	30,564
Mortgage and asset-backed securities	287,157	290,512

	$1,290,938	$1,320,214

        The fair value and unrealized loss as of September 30, 2010 and December 31, 2009 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	121,337	(612)	—	—	121,337	(612)
Corporate debt securities	32,646	(156)	1,047	(58)	33,693	(214)
Foreign debt securities	11,516	(111)	—	—	11,516	(111)
Mortgage-backed and asset-backed securities	30,367	(41)	15,252	(10,003)	45,619	(10,044)

Total fixed maturities	$195,866	$(920)	$16,299	$(10,061)	$212,165	$(10,981)

Total number of securities in an unrealized loss position						76

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

Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages, or mortgage loans to borrowers with weak credit profiles. The significant decline in U.S. housing prices and relaxed underwriting standards by some subprime loan originators have led to higher delinquency and loss rates, resulting in a significant reduction in the market valuation of these securities sector wide.

        In the third quarter of 2010, we sold subprime holdings with par values of approximately $29.9 million, realizing net pre-tax losses totaling $10.2 million. As of September 30, 2010, we held subprime securities with par values of $22.1 million, an amortized cost of $21.6 million and a fair value of $12.8 million representing approximately 0.7% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$190	$75	$(115)
2004	219	96	(123)
2005	14,173	11,001	(3,172)
2006	7,000	1,654	(5,346)

Totals	$21,582	$12,826	$(8,756)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

the loss required to incur a principal loss, or breakpoint. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. Based on the analysis of the remaining subprime holdings at September 30, 2010, we do not believe these holdings are other-than-temporarily impaired.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity investments recorded in our Consolidated Statements of Operations since the subprime deterioration began in 2007:

		2010 Quarter End			Year Ended
	Cumulative	September 30	June 30	March 31	2009	2008	2007
	(in thousands)
Subprime	$99,747	$—	$158	$131	$10,497	$47,964	$40,997
Other structured	11,569	526	—	—	6,398	4,645	—
Corporate	7,177	—	—	—	—	7,177	—

	$118,493	$526	$158	$131	$16,895	$59,786	$40,997

        During the quarter ended September 30, 2010, we recognized other-than-temporary impairment on two structured securities, one of which had not been previously impaired.

        Gross realized gains and gross realized losses included in the Consolidated Statements of Operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Realized gains:
Fixed maturities	$19,185	$1,119	$20,126	$7,197
Other	87	—	109	175

	19,272	1,119	20,235	7,372

Realized losses:
Fixed maturities, excluding OTTI	(11,637)	(5,167)	(12,448)	(14,089)
OTTI on fixed securities	(526)	(254)	(815)	(12,852)
OTTI on equity securities	—	(481)	—	(481)
Interest rate swap	(1,610)	—	(1,610)	—
Other	(25)	—	(66)	—

	(13,798)	(5,902)	(14,939)	(27,422)

Net realized gains (losses)	$5,474	$(4,783)	$5,296	$(20,050)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Changes in the amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(in thousands)	(in thousands)
Balance, beginning of period	$8,004	$7,846
Credit-related impairments recognized in current period earnings on securities:
With credit-related impairments previously recognized	—	—
With credit-related impairments not previously recognized	239	397

Cumulative credit-related impairments as of September 30, 2010	$8,243	$8,243

        In addition, during the three and nine months ended September 30, 2010, we recognized other-than-temporary impairments of approximately $0.3 million and $0.4 million, respectively, on securities for which the impairment was not split between earnings and other comprehensive income (loss).

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our assets and liabilities that are carried at fair value by hierarchy levels, as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$1,320,214	$—	$1,314,788	$5,426

Liabilities:
Interest rate swaps	$16,447	$—	$16,447	$—

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

  Interest rate swaps

        Interest rate swaps are reported at fair value as other liabilities in our Consolidated Balance Sheets. Their fair value is based on the present value of cash flows as determined by the London Inter Bank Offering Rate, known as LIBOR, forward rate curve and credit spreads, including our own credit.

        We have classified interest rate swaps as Level 2. We have determined their valuations using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	Fixed Maturities	Equity Securities	Total
	(in thousands)
Fair value as of December 31, 2009	$1,563	$9	$1,572
Net purchases and sales	(97)	—	(97)
Net transfers out	(50)	—	(50)
Unrealized losses included in AOCI (1),(2)	17	—	17

Fair value as of March 31, 2010	1,433	9	1,442
Net transfers in (3)	2,143	—	2,143
Unrealized losses included in AOCI (1),(2)	85	—	85

Fair value as of June 30, 2010	3,661	9	3,670
Net purchases and sales	(12)	(9)	(21)
Net transfers in (4)	1,779	—	1,779
Unrealized losses included in AOCI (1),(2)	(2)	—	(2)

Fair value as of September 30, 2010	$5,426	$—	$5,426

(1)
AOCI: Accumulated other comprehensive income

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

(4)
Two private placement securities acquired during the third quarter, with lack of observable inputs, net of transfer of one security from Level 3 to Level 2.

6. EARNINGS PER COMMON SHARE COMPUTATION

        We calculate earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2010 and 2009, we allocated earnings between common and participating preferred stock as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income attributable to common stock	$57,465	$56,627	$78,664	$48,864
Undistributed income allocated to participating preferred stock	3,279	3,119	4,490	2,668

Net income	$60,744	$59,746	$83,154	$51,532

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no share repurchases since December 31, 2009 under these programs. As of September 30, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. However, share repurchases are also limited by the remaining available restricted payments under our 2007 Credit Facility, which, giving effect to the July 27, 2010 Amendment, limits share repurchases, dividends and other restricted payments to an aggregate of $300 million (see "Credit Facility Amendment" in Note 14—Other Disclosures in the Notes to Consolidated Financial Statements). Currently, we have $11.3 million remaining available under this restricted payment limit. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. SHARE REPURCHASE PLAN (Continued)

        Changes in treasury stock were as follows (in thousands except share data):

	For the nine months ended September 30,
	2010			2009
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of period	13,538,081	$133,946	$9.89	7,194,387	$77,605	$10.79
Retirement of treasury stock	(10,000,000)	(99,059)	9.91
Shares repurchased	283,978	4,182	14.73	4,390,057	37,350	8.51
Shares distributed in the form of employee bonuses	(987,619)	(9,445)	9.56	(356,164)	(3,849)	10.80

Treasury stock, end of period	2,834,440	$29,624	$10.45	11,228,280	$111,106	$9.90

        As a result of our share repurchase program we had accumulated 13.5 million shares of common stock in treasury as of December 31, 2009. We retired 10 million shares on March 15, 2010, reducing treasury stock and additional paid-in-capital by approximately $99 million, with no impact on total consolidated stockholders' equity.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Net unrealized gains on investments	$35,673	$21,405
Gross unrealized OTTI	(6,397)	(18,117)
Fair value of cash flow swap on debt	(16,076)	(15,465)
Deferred income tax (expense) benefit on the above	(4,620)	4,262

Total accumulated other comprehensive income (loss)	$8,580	$(7,915)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        The components of other comprehensive income (loss) and the related tax effects for each component are as follows:

	Three months ended September 30,
	2010			2009
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain arising during the period	$2,894	$1,012	$1,882	$29,113	$10,190	$18,923
Reclassification adjustment for gains (losses) included in income	5,474	1,916	3,558	(4,783)	(1,674)	(3,109)

Net unrealized gain arising during the period	8,368	2,928	5,440	24,330	8,516	15,814
Cash flow hedge	1,266	444	822	(1,749)	(612)	(1,137)
Foreign currency translation adjustment	—	—	—	(5)	(2)	(3)

Other comprehensive income	$9,634	$3,372	$6,262	$22,576	$7,902	$14,674

	Nine months ended September 30,
	2010			2009
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized gain arising during the period	$20,692	$7,242	$13,450	$55,263	$19,342	$35,921
Reclassification adjustment for gains (losses) included in income	5,296	1,853	3,443	(20,050)	(7,017)	(13,033)

Net unrealized gain arising during the period	25,988	9,095	16,893	35,213	12,325	22,888
Cash flow hedge	(611)	(213)	(398)	3,477	1,217	2,260
Foreign currency translation adjustment	—	—	—	(176)	(62)	(114)

Other comprehensive income	$25,377	$8,882	$16,495	$38,514	$13,480	$25,034

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in Note 22—Stock-Based Compensation in the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        The compensation expense that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Stock options	$1,544	$1,663
Restricted stock awards	1,988	1,027

Total stock-based compensation expense	3,532	2,690
Tax benefit recognized	1,251	942

Stock-based compensation expense, net of tax	$2,281	$1,748

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Stock options (1)	$2,784	$5,267
Restricted stock awards	6,044	3,590

Total stock-based compensation expense	8,828	8,857
Tax benefit recognized	2,791	3,100

Stock-based compensation expense, net of tax	$6,037	$5,757

(1)
Stock-based compensation expense—stock options for the nine months ended September 30, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations that was recorded in the second quarter of 2010.

  Stock Option Awards

        We recognize compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation-Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value employee stock options.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2010	2009
Weighted-average grant date fair value	$5.58	$3.92
Risk free interest rates	1.08%-2.26%	1.28%-3.05%
Dividend yields	0.0%	0.0%
Expected volatility	48.96%-55.79%	40.61%-55.63%
Expected lives of options (in years)	3.3-3.8	3.5-3.8

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine months ended September 30, 2010 is set forth below:

Options	Shares (in thousands)	Weighted Average Exercise Price(1)
Outstanding, January 1, 2010	5,351	$14.55
Granted	1,065	13.84
Exercised	(468)	6.79
Forfeited or expired	(301)	17.21

Outstanding, September 30, 2010	5,647	$13.01

Exercisable, September 30, 2010	3,556	$13.01

(1)
The decline in the weighted average exercise price at September 30, 2010, compared with January 1, 2010 reflects a $2.00 reduction in the exercise price made in connection with the special dividend paid in August 2010 (see "Special Dividend" in Note 14—Other Disclosures in the Notes to Consolidated Financial Statements),

        The total intrinsic value of options exercised during the first nine months of 2010 was $3.8 million and the total intrinsic value of options exercised during the first nine months of 2009 was $2.9 million. As of September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $9.5 million, which we expect to recognize over a weighted average period of 1.1 years.

        We received proceeds of $3.2 million from the exercise of stock options during the first nine months of 2010 and proceeds of $1.6 million from the exercise of stock options during the first nine months of 2009. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $1.6 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2010 and $2.6 million for the nine months ended September 30, 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

  Employee and Director Restricted Stock Awards

        In accordance with our 1998 Incentive Compensation Plan, we may grant restricted stock to our officers and non-officer employees and directors. We have issued restricted stock grants which vest ratably over three and four-year periods, and some restricted stock grants have contained portions that vest immediately. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant and generally issue restricted stock out of treasury shares. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period. A summary of the status of our non-vested restricted stock awards is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	609	$13.32
Granted	568	13.76
Vested	(162)	11.35
Forfeited	(51)	12.83

Non-vested at September 30, 2010	964	$13.94

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2010 was $2.5 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2009 was $0.8 million.

        During 2009, the Board of Directors approved a performance share award program for certain of our officers. In general, the performance shares vest at the end of a three-year period. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 449,900 performance shares to officers during 2010 and 373,000 shares in 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. MEDICARE PART D

        The following table provides balances due from (to) CMS by Plan year:

	September 30, 2010			December 31, 2009
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2010	$(92,377)	$24,705	$(67,672)	$—	$—	$—
2009(3)	(204,750)	(36,578)	(241,328)	(194,062)	(35,957)	(230,019)
2008	2,227	122	2,349	—	—	—
2007(4)	20,983	12,536	33,519	21,433	12,536	33,969
2006	2,255	1,595	3,850	3,460	1,595	5,055

Total due (to) from CMS	$(271,662)	$2,380	$(269,282)	$(169,169)	$(21,826)	$(190,995)

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

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank, on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR to hedge the variability of cash flows to be paid under our credit facility. At inception, we determined that the critical terms of the hedging instrument and the hedged forecasted transaction were the same and we designated these swaps as cash flow hedges, with changes in the fair value reflected in other comprehensive income and the unrealized loss on these hedges in accumulated other comprehensive income. We perform periodic assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

        Due primarily to the $78 million debt prepayment made in the third quarter of 2010 (see "Credit Facility Amendment" in Note 14—Other Disclosures in the Notes to Consolidated Financial Statements), the outstanding principal balance on the hedged Credit Facility was reduced to $233.5 million at September 30, 2010, $16.5 million lower than the $250 million notional amounts on the swaps. As a result, this portion of the swaps was deemed ineffective and the notional amount on one of the swaps was decreased by $16.5 million to $108.5 million, which resulted in a realized loss of $1.2 million. In addition, we evaluated the likelihood of additional debt paydowns prior to the scheduled maturity of the Credit Facility and the related interest rate swaps in September 2012, and identified an additional $5.2 million of the swaps that would be considered ineffective as hedges. As a result, we realized an additional loss of $0.4 million on this ineffective portion of the swap, resulting in total realized losses on the cash flow hedge of $1.6 million in the third quarter of 2010.

        The unrealized loss on the effective portion of the swap totaling $16.1 million is reflected in accumulated other comprehensive income. The combined fair value of these swaps was a $16.4 million liability at September 30, 2010 and a $15.5 million liability at December 31, 2009. We have reflected this fair value in other liabilities.

        In connection with the swap transaction executed with Citibank, N.A., we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $7.2 million as of September 30, 2010 and $8.1 million as of December 31, 2009. The swap agreements and our credit facility are described in more detail in Note 16—Derivative Instruments—Cash Flow Hedges and Note 14—Loan Payable in the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

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

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including claims for medical, disability, life insurance and other benefits. In some cases, plaintiffs seek punitive damages. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

  Government Regulations

        In July 2009 and March 2010, we received subpoenas from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. We are cooperating with HHS-OIG in connection with their investigation

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans and exclusion from Medicare and other state and federal healthcare programs. CMS is currently conducting its annual compliance and operations audit with respect to our Medicare businesses and recently informed us that our Medicare Part D plans will not receive the one-time auto-assignment of new dual-eligible members on January 1, 2011. This action does not impact dual-eligible members currently enrolled in our Part D plans.

13. BUSINESS SEGMENT INFORMATION

  Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage,

  •
  Medicare Part D, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment.

        We closed the sale of CHCS during the second quarter of 2010 (see "Sale of CHCS" in Note 14 of Notes to Consolidated Financial Statements). The sale eliminated substantially all of the business operations of our Senior Administrative Services segment. As a result, beginning with our June 30, 2010 quarterly report on Form 10-Q, we began to report current and historical results of our former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended September 30,
	2010		2009
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$800,558	$36,884	$660,809	$45,686
Medicare Part D	458,269	50,484	409,292	53,233
Traditional Insurance	75,279	3,511	79,398	3,659
Corporate & Other	695	(12,352)	10,250	(10,073)
Intersegment revenues	—	—	(5,256)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	5,474	5,474	(4,783)	(4,783)
Equity in earnings of unconsolidated subsidiary(2)	—	—	(5)	—

Total	$1,340,275	$84,001	$1,149,705	$87,722

	Nine months ended September 30,
	2010		2009
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$2,381,947	$136,108	$1,968,276	$120,893
Medicare Part D	1,684,840	4,051	1,531,698	30,965
Traditional Insurance	232,936	1,669	266,043	(22,238)
Corporate & Other	10,582	(33,426)	32,845	(34,421)
Intersegment revenues	(5,957)	—	(21,722)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	5,296	5,296	(20,050)	(20,050)
Equity in earnings of unconsolidated subsidiary(2)	—	—	(111)	—

Total	$4,309,644	$113,698	$3,756,979	$75,149

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

14. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 27.7% for the third quarter of 2010, compared to 31.9% for the third quarter of 2009. For the nine months ended September 30, 2010, our effective tax rate was 26.9%, compared with 31.4% for the same period of 2009.

        The decrease in the effective rate for the three months ended September 30, 2010 compared with the same period in 2009 is attributable to $7.8 million of non-recurring tax benefits recognized during 2010, compared with $5.0 million recognized in 2009. The 2010 benefits related primarily to impact of tax law changes on our insurance companies. The 2009 benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation.

        The decrease in the effective rate for the nine months ended September 30, 2010 compared with the same period in 2009 is attributable to $11.6 million of non-recurring tax benefits recognized during 2010, compared with $5.0 million recognized in 2009. In addition to the third quarter benefits discussed above, the year-to-date 2010 tax benefits also include benefits that were recognized upon the completion of examinations by the Internal Revenue Service and primarily are attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of September 30, 2010, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (NYSE: PTI), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.2 million, including $4.4 million of goodwill. We recognized an immaterial loss on the disposition after consideration of transaction costs of approximately $0.3 million.

        Life Insurance and Annuity Reinsurance Transaction:    On April 24, 2009 we entered into an agreement with Commonwealth to reinsure substantially all of our in-force life insurance and annuity business as of April 1, 2009, under 100% coinsurance. In accordance with ASC 944, Financial Services-Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

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

        Restructuring Charges:    In 2009, we undertook several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the current economic environment and anticipated Medicare reform. We engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts took on additional significance, in light of the reinsurance of the Life and Annuity business and the planned reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our HMO business, workforce reduction and consolidation of facilities. This plan was substantially completed at December 31, 2009.

        We incurred total restructuring charges of $4.9 million during the year ended December 31, 2009. Substantially all of these charges were included in restructuring costs in our Consolidated Statements of Operations for the second quarter of 2009. A summary of our restructuring liability balance as of September 30, 2010 and 2009 is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	September 30, Balance
	(in thousands)
2010
Contract termination costs	Medicare Advantage	$—	$—	$—	$—	$—
Workforce reduction	Traditional	147	—	(147)	—	—
Facility consolidation	Traditional	697	—	—	(112)	585

Total		$844	$—	$(147)	$(112)	$585

2009
Contract termination costs	Medicare Advantage	$—	$3,500	$(3,500)	$—	$—
Workforce reduction	Traditional	—	608	(360)	—	248
Facility consolidation	Traditional	—	619	—	(57)	562

Total		$—	$4,727	$(3,860)	$(57)	$810

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

        At September 30, 2010, we had $50.0 million of reverse repurchase agreements outstanding, which are reflected in cash and cash equivalents on the Consolidated Balance Sheets.

        Credit Facility Amendment:    On July 27, 2010, we amended our 2007 Credit Facility (the "July 2010 Amendment") to provide us with the ability to make an additional $100 million of restricted payments (which includes purchases of company stock and payment of dividends) up to a total of $300 million. As part of the July 2010 Amendment, among other things, we agreed to prepay term loan debt principal at a rate of 50% of all restricted payments above the $125 million restricted payment limit in the original credit agreement. In addition, we agreed to an increase in the LIBOR based spread by up to 25 basis points depending on our consolidated leverage ratio, and based on our current consolidated leverage ratio, by 12.5 basis points from LIBOR plus 100 basis points to LIBOR plus 112.5 basis points. In connection with the 2010 Amendment, we paid upfront fees totaling $0.8 million, which will be amortized over the remaining term of the Credit Facility.

        Special Dividend:    On July 28, 2010, the Board of Directors of the Company approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the stockholders of record as of the close of business on August 5, 2010. On the payment date, as required under the terms of the 2007 Credit Facility, we made an additional principal payment on our term loan equal to 50% of the dividend payment. The cumulative dividend payment was $156.0 million and the principal payment was $78.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we were required to reduce the exercise price on unexercised options by the amount of the dividend, $2.00. We also established a dividend payable liability to hold amounts expected to be paid in the future to holders of our restricted stock and performance shares as such shares vest. This liability is approximately $3.5 million at September 30, 2010. As these future payments are made, we will also make additional payments on our term loan at the rate of 50% of dividends paid.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2010 and 2009. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the Consolidated Financial Statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2009 and subsequent quarterly reports on Form 10-Q, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Significant Third Quarter 2010 Items

  •
  Revenue increased 17% to $1.3 billion, compared to the third quarter of 2009.

  •
  Medicare Advantage membership increased 51,000 or 21% compared to September 30, 2009. Of the total increase, membership in our network-based Plans increased 47% year-over-year, including growth of our PPO membership by 24,000 to almost 27,000 members at September 30, 2010. PFFS membership increased 12% for the same period due to higher sales and lower attrition.

  •
  Part D membership increased 208,000 from the third quarter of 2009 to 1.9 million members.

  •
  Generated net realized gains of 5.5 million, compared with realized losses of $4.8 in the same period last year.

  •
  Recorded $7.8 million tax benefit related to non-recurring items.

  •
  Declared and paid a special cash dividend of $2.00 per common share.

  •
  Made additional principal payment of $78.0 million on our term loan, in connection with the special dividend, as required by the credit facility amendment.

  •
  Third quarter diluted earnings per share of $0.77, compared with $0.74 in the same period last year.

  •
  Our Part D Plan bid under the benchmark in 29 of the 34 regions. We also maintained all of our currently eligible auto-assigned regions, with the exception of Nevada, which represented approximately 6,700 members.

Membership

        The following table presents our membership in Medicare Advantage and Part D segments as of September 30, 2010 and 2009.

	As of September 30,
Membership by Segment	2010	2009
	(in thousands)
Medicare Advantage
PFFS	198	177
Network-based (HMO and PPO)	94	64

Total Medicare Advantage	292	241
Total Part D	1,906	1,698

Total Membership	2,198	1,939

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

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013; and

  •
  Established a de-minimus allowance for Medicare Part D Benchmark bid cut-offs, beginning with the bid for the 2011 plan year, submitted in 2010.

        Most of the provisions of the new healthcare reform legislation are not scheduled to go into effect immediately and may be delayed for several years. During this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our future bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business.

        For additional information on the impact of healthcare reform on our business, see Part II—Item 1A Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2010.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Senior Managed Care—Medicare Advantage	$36,884	$45,686	$136,108	$120,893
Medicare Part D	50,484	53,233	4,051	30,965
Traditional Insurance	3,511	3,659	1,669	(22,238)
Corporate & Other	(12,352)	(10,073)	(33,426)	(34,421)
Net realized gains (losses) on investments	5,474	(4,783)	5,296	(20,050)

Income before provision for income taxes	84,001	87,722	113,698	75,149
Provision for income taxes	23,257	27,976	30,544	23,617

Net income(1)	$60,744	$59,746	$83,154	$51,532

Earnings per common share (diluted)	$0.77	$0.74	$1.06	$0.63

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

  Three months ended September 30, 2010 and 2009

        Net income for the three months ended September 30, 2010 was $60.7 million, or $0.77 per diluted share, compared to net income of $59.7 million, or $0.74 per diluted share for the three months ended September 30, 2009. The net income for the third quarter of 2010 includes realized investment gains, net of taxes, of $3.6 million, or $0.05 per diluted share, including a loss of $0.3 million, after tax, related to the recognition of other-than-temporary impairments on investments. Net income for the third quarter of 2009 includes realized investment losses, net of taxes, of $3.1 million, or $0.04 per diluted share, of which $0.2 million, after tax, relates to the recognition of other-than-temporary impairments on investments. Our effective tax rate was 27.7% for the third quarter of 2010, and 31.9% for the third quarter of 2009. The decrease in the effective rate for the three months ended September 30, 2010 compared with the same period in 2009 is attributable to $7.8 million of non-recurring tax benefits recognized during 2010, compared with $5.0 million recognized in 2009. The 2010 benefits related primarily to the impact of tax law changes on our insurance companies. The 2009 benefits resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation. . As is customary in our business, during the third quarter of 2010 CMS settled with our Medicare Advantage and Part D plans certain amounts related to the 2009 plan year. See discussion below for additional information.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $36.9 million for the three months ended September 30, 2010, a decrease of $8.8 million compared to the three months ended September 30, 2009. The decrease in earnings was driven by a 281 basis point increase in the medical expense ratio due to $3.9 million in favorable development from the prior periods in the quarter ended September 30, 2010, compared with $11.7 million of favorable development in the same period of 2009. This was partially offset by a 24% increase in the member months for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Our Medicare Part D segment generated income before taxes of $50.5 million for the third quarter of 2010, compared to $53.2 million for the third quarter of 2009, a decrease of $2.7 million. The impact of our 2010 bidding strategy described below (in the segment results discussion on Part D) and higher drug costs accounted for this decrease and were partially offset by growth in membership and by positive prior period development of $9.7 million in the third quarter of 2010, compared to $5.9 million in the third quarter of 2009.

        Income before taxes for our Traditional Insurance segment decreased by $0.1 million compared to the three months ended September 30, 2009.

        The loss before taxes from our Corporate & Other segment increased $2.3 million, or 23%, for the third quarter of 2010 compared to the third quarter of 2009. This was due primarily to the loss of Senior Administrative Services' profits of $1.6 million due to the sale of CHCS along with increased stock-based compensation expense and slight increases in debt-related expenses (interest and loan fee amortization).

  Nine months ended September 30, 2010 and 2009

        Net income for the nine months ended September 30, 2010 was $83.2 million, or $1.06 per diluted share, compared to net income of $51.5 million, or $0.63 per diluted share for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 includes realized investment gains, net of taxes, of $3.4 million, or $0.04 per diluted share, including a loss of $0.5 million, after tax, related to the recognition of other-than-temporary impairments on investments. The net loss for the nine months ended September 30, 2009 includes realized investment losses, net of taxes, of $13.0 million, or $0.16 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments. For the nine months ended September 30, 2010, our effective tax rate was 26.9%, compared with 31.4% for the same period of 2009. The decrease in the effective rate for the nine months ended September 30, 2010 compared with the same period in 2009 is attributable to $11.6 million of non-recurring tax benefits recognized during 2010, compared with $5.0 million recognized in 2009. In addition to the third quarter benefits discussed above, the year-to-date 2010 tax benefits also include benefits that were recognized upon the completion of examinations by the Internal Revenue Service and primarily are attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $136.1 million for the nine months ended September 30, 2010, an increase of $15.2 million compared to the nine months ended September 30, 2009. The increase in earnings was driven principally by higher prior period development in 2010 compared to 2009 and by more members in all products that resulted in a 24% increase in member months for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These improvements were partially offset by an increase in the medical expense ratio of 100 basis points from 2009. For the nine months ended September 30, 2010, there was $34.0 million of net favorable prior year development compared to $22.9 million for the nine months ended September 30, 2009. 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Our Medicare Part D segment generated income before taxes of $4.1 million for the nine months ended September 30, 2010 compared to income before taxes of $31.0 million, for the nine months ended September 30, 2009. Approximately $23.7 million of the $26.9 million decrease in segment income was attributable to our 2010 bidding strategy described below (in the segment results discussion on Part D) and higher drug costs, partially offset by growth in membership. The remaining $3.2 million of the decrease was attributable to $3.4 million of positive prior year development recorded during the nine months ended September 30, 2009, compared with $0.2 million in the same period in 2010.

        Results for our Traditional Insurance segment for the nine months ended September 30, 2010 improved by $23.9 million compared to the nine months ended September 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period, as well as a $1.2 million restructuring charge, recorded as a result of re-alignment of operations with the lower level of net retained business. Additionally the net amortization of deferred acquisition costs declined $4.4 million and commissions and general expenses, net of allowances, decreased $11.9 million over the same period in the prior year primarily due to the Commonwealth transaction and a lower level of business in-force.

        The loss before taxes from our Corporate & Other segment improved by $1.0 million, or 3%, for the nine months ended September 30, 2010 compared to the same period of 2009. This was due primarily to a $6.3 million charge to income before taxes in 2009, related to the closing and restructuring of certain career sales offices, which was substantially offset by the loss of Senior Administrative Services' profits of $4.1 million due to the sale of CHCS effective April 1, 2010 as well as $2.1 million lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, and a corresponding decrease in general expenses. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premiums	$793,966	$654,246	$2,361,606	$1,949,117
Net investment and other income	6,592	6,563	20,341	19,159

Total revenue	800,558	660,809	2,381,947	1,968,276

Medical expenses	672,606	535,834	1,967,976	1,604,721
Amortization of intangible assets	1,016	1,146	3,256	3,438
Restructuring costs	—	—	—	3,500
Commissions and general expenses	90,052	78,143	274,607	235,724

Total benefits, claims and expenses	763,674	615,123	2,245,839	1,847,383

Segment income before taxes	$36,884	$45,686	$136,108	$120,893

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care Plans including PPOs and HMOs as well as our PFFS business, which offers coverage to Medicare beneficiaries in 45 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the area surrounding Dallas/Ft. Worth, 15 counties in Oklahoma and 4 counties in Wisconsin. In January 2010, we expanded our PPO products to 114 counties in 17 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product will no longer be available as of January 1, 2011, except in areas that have met approved CMS network access requirements or in certain designated rural areas. We have developed products meeting CMS network access requirements in selected core markets to enable the retention of our PFFS membership in these areas. These businesses provide managed care for persons with Medicare under contracts with CMS. We expect to lose approximately 60,000 PFFS members as of January 1, 2011, due to MIPPA.

  Three months ended September 30, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $36.9 million for the three months ended September 30, 2010, a decrease of $8.8 million compared to the three months ended September 30, 2009. The decrease in earnings was driven by a 281 basis point increase in the medical expense ratio due to $3.9 million in favorable development from the prior periods in the quarter ended September 30, 2010, compared with $11.7 million of favorable development in the same period of 2009. This was partially offset by a 24% increase in the member months for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Revenue.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $139.7 million compared to the three months ended September 30, 2009, primarily due to an increase in the amount of premium resulting from growth in membership in all products. During the third quarters of 2010 and 2009, CMS performed its annual final risk adjusted premium reconciliation for the prior year plan year that resulted in an additional $10.4 million in risk adjusted premium received in 2010 for the 2009 plan year and $13.5 million in revenue received in 2009 for the 2008 plan year. In addition during the third quarter of 2010, we received $7.0 million in revenue from CMS for 2009 member reconciliations, compared with a negative adjustment of $3.2 million in 2009.

        Medical expenses.    Medical expenses increased by $136.8 million compared to the third quarter of 2009, as a result of the higher level of net premiums and an increase in member months over 2009. The medical expense ratio increased to 84.7% for the third quarter of 2010 from 81.9% for the same period in 2009. During the third quarter of 2010, there were $14.7 million net unfavorable items related to prior periods compared to $0.5 million of favorable development in the third quarter of 2009. The 2010 unfavorable development included $7.4 million related to prior years and $7.3 million unfavorable development related to the prior quarters of 2010. Adjusting for the prior period items, the benefit ratio for the third quarter of 2010 was 84.8%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2010 increased $11.9 million compared to the three months ended September 30, 2009, primarily as the result of the increased level of membership. The ratio of commissions and general expenses to net premiums decreased to 11.3% in the third quarter of 2010 compared to 11.9% in third quarter of 2009.

  Nine months ended September 30, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $136.1 million for the nine months ended September 30, 2010, an increase of $15.2 million compared to the nine months ended September 30, 2009. The increase in earnings was driven principally by higher prior period development in 2010 compared to 2009 and by more members in all products that resulted in a 24% increase in member months for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These improvements were partially offset by an increase in the medical expense ratio of 100 basis points from 2009. For the nine months ended September 30, 2010, there was $34.0 million of net favorable prior year development compared to $22.9 million for the nine months ended September 30, 2009. 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Revenue.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $412.5 million compared to the nine months ended September 30, 2009, primarily due to the higher member months in all plans. During the third quarters of 2010 and 2009, CMS performed its annual final risk adjusted premium reconciliation for the prior year plan year that resulted in an additional $10.4 million in risk adjusted premium received in 2010 for the 2009 plan year and $13.5 million in revenue received in 2009 for the 2008 plan year. During the first quarter, our ongoing chart review process resulted in a $13.4 million favorable premium adjustment in the first quarter 2010 related to 2009 risk scores compared to an $8.0 million favorable adjustment of 2008 risk scores recorded during the first quarter 2009. In addition during 2010, we received $11.1 million in revenue from CMS for 2009 member reconciliations.

        Medical Expenses.    Medical expenses increased by $363.3 million compared to the nine months ended September 30, 2009, consistent with the higher level of net premium. The medical expense ratio increased to 83.3% for the nine months ended September 30, 2010 from 82.3% for the same period in 2009. For the nine months ended September 30, 2010, there was $4.4 million in unfavorable benefit adjustments primarily related to claims incurred on members reconciled with CMS offsetting some of the revenue noted above. Adjusting for the prior year items discussed above, the benefit ratio for the first nine months of 2010 was 84.5%.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2010 increased by $38.9 million compared to the nine months ended September 30, 2009 primarily related to the growth in member months and higher expenses to support the continued investment in the development of provider networks for our expansion in PPO and network based PFFS markets. However, the ratio of commissions and general expenses to premiums decreased to 11.6% for the nine months ended September 30, 2010 from 12.1% in 2009.

        2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

Segment Results—Medicare Part D

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premium, excluding risk corridor	$563,778	$511,942	$1,658,224	$1,520,504
Risk corridor adjustment/government reinsurance	(106,208)	(103,508)	24,242	8,175

Net premiums	457,570	408,434	1,682,466	1,528,679
Other Part D income—PDMS	—	5	—	111

Total Part D revenue	457,570	408,439	1,682,466	1,528,790
Net investment and other income	699	853	2,374	2,908

Total revenue	458,269	409,292	1,684,840	1,531,698

Pharmacy benefits	358,561	308,039	1,536,360	1,347,031
Amortization of intangibles	4,012	4,012	12,035	12,035
Commissions and general expenses	45,212	44,008	132,394	141,667

Total benefits, claims and expenses	407,785	356,059	1,680,789	1,500,733

Segment income before taxes	$50,484	$53,233	$4,051	$30,965

        Reported results for our Medicare Part D segment are subject to anticipated seasonality during a given calendar year. This is due to the nature of the standard benefit design under Medicare Part D. Consequently, this business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year. As a result, we generally anticipate a pattern of net losses from our Medicare Part D segment during the early part of the year, with a break-even point during the third quarter and most of the segment's net income earned during the fourth quarter resulting in a pattern of increasing reported net income.

        As a result of changes made by the federal government to the standard benefit design in 2010 and due to the more conservative way in which we bid our business for the 2010 plan year, which resulted in a lower target margin, we expect to experience a greater degree of seasonality in our Medicare Part D segment throughout 2010 as compared to 2009, with higher losses expected in the first half of the year and higher profitability expected for the second half of the year, namely in the fourth quarter. For a discussion of the accounting for our Medicare Part D segment—see Note 3 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

  Three months ended September 30, 2010 and 2009

        Our Medicare Part D segment generated income before taxes of $50.5 million for the third quarter of 2010, compared to $53.2 million for the third quarter of 2009, a decrease of $2.7 million. The impact of our 2010 bidding strategy described above and higher drug costs accounted for this decrease and were partially offset by growth in membership and by positive prior period development of $9.7 million in the third quarter of 2010, compared to $5.9 million in positive prior period development with respect to the third quarter of 2009.

        Net Premiums.    Net premiums, excluding risk corridor for the third quarter of 2010, increased by $51.8 million, or 10.1%, versus the third quarter of 2009. The increase in net premiums, excluding risk corridor was primarily attributable to growth in membership by 208,000 members, and was partially offset by decreases in member premium rates and risk-adjusted direct subsidy rates paid by CMS. The decrease in member premium rates was attributable to the bids submitted for the 2010 Plan year that contained lower rates, which contributed to the growth in membership. In addition, a larger portion of our 2010 membership enrolled in standard plans which have lower member premium rates than enhanced plans. Risk-adjusted direct subsidy rates decreased as a result of an improvement in our members' health status in 2010, as determined by CMS. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009. In addition, net premiums, excluding risk corridor for the third quarters of 2010 and 2009, included risk adjustment revenue totaling $13.9 million and $12.3 million for our 2009 and 2008 membership, respectively.

        The risk corridor adjustment calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid to actual experience. The $2.7 million decrease in risk corridor adjustment for the third quarter of 2010 versus the comparable period in 2009 was expected, primarily due to the way we bid our business for the 2010 plan year. See further discussion of the risk corridor adjustment under "Critical Accounting Policies" in our annual report on Form 10-K for the year ended December 31, 2009.

        Pharmacy Benefits.    Pharmacy benefits for the third quarter of 2010, increased by $50.5 million, or 16.4%, compared to the third quarter of 2009, and the ratio of pharmacy benefits to net premium after risk corridor adjustment was 78.4% and 75.4% for the third quarters of 2010 and 2009, respectively. Pharmacy benefits increased as a percentage of net premiums due to the combination of lower member premium and direct subsidy rates (previously described) and higher drug costs. Higher drug costs were attributable to price increases imposed by pharmaceutical manufacturers which are customary and were consistent with historical experience. These increases were partially offset by $8.0 million in negative adjustments related to prior periods recorded in the third quarter of 2009.

        Commissions and general expenses.    Commissions and general expenses for the third quarter of 2010 totaled $45.2 million, or 8.0% of net premium, excluding risk corridor compared to $44.0 million, or 8.6%, in the comparable period in 2009. The improvement in the ratio of commissions and general expenses to net premium, excluding risk corridor was attributable to continued operating efficiencies and increased scale.

  Nine months ended September 30, 2010 and 2009

        Our Medicare Part D segment generated income before taxes of $4.1 million for the nine months ended September 30, 2010 compared to income before taxes of $31.0 million, for the nine months ended September 30, 2009. Approximately 23.7 million of the $26.9 million decrease in segment income was attributable to our 2010 bidding strategy described above and higher drug costs, partially offset by growth in membership. The remaining $3.2 million of the decrease was attributable to $3.4 million of positive prior year development recorded during the nine months ended September 30, 2009, compared with $0.2 million in the same period in 2010.

        Net Premiums.    Net premiums, excluding risk corridor for the nine months ended September 30, 2010, increased by $137.7 million, or 9.1%, versus the nine months ended September 30, 2009. The increase in net premiums, excluding risk corridor was primarily attributable to growth in membership by 208,000 members, and was partially offset by decreases in member premium rates and risk-adjusted direct subsidy rates paid by CMS. The decrease in member premium rates was attributable to the bids submitted for the 2010 Plan year that contained lower rates in 2010, which contributed to the growth in membership. In addition, a larger portion of our 2010 membership enrolled in standard plans which have lower member premium rates than enhanced plans. Risk-adjusted direct subsidy rates decreased as a result of an improvement in our members' health status in 2010, as determined by CMS. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009. In addition, net premiums, excluding risk corridor for the nine months ended September 30, 2010 and 2009 included risk adjustment revenue totaling $13.9 million and $12.3 million for our 2009 and 2008 membership, respectively.

        The risk corridor adjustment calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid to actual experience. The $16.1 million increase in risk corridor adjustment for the nine months ended September 30, 2010 versus the comparable period in 2009 was expected, primarily due to the way we bid our business for the 2010 plan year. See further discussion of the risk corridor adjustment under "Critical Accounting Policies" in our annual report on Form 10-K for the year ended December 31, 2009.

        Pharmacy Benefits.    Pharmacy benefits for the nine months ended September 30, 2010, increased by $189.3 million, or 14.1%, compared to the nine months ended September 30, 2009, and the ratio of pharmacy benefits to net premium, after risk corridor adjustment, was 91.3% and 88.1% for the nine months ended September 30, 2010 and 2009, respectively. Pharmacy benefits increased as a percentage of net premiums due to the combination of lower member premium and direct subsidy rates (previously described), and higher drug costs. Higher drug costs were attributable to price increases imposed by pharmaceutical manufacturers which are customary and were consistent with historical experience. In addition, the nine months ended September 30, 2010 included $9.4 million of net negative development related principally to prior period pharmacy benefits (incurred primarily during the second quarter of 2010), compared to $10.5 million of net negative development during the nine months ended September 30, 2009. These increases were partially offset by a lower utilization of drugs by our members, which is consistent with the aforementioned improvement in our members' health status.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2010 decreased by $9.3 million, or 6.5%, versus the comparable period in 2009. This decrease was attributable to our continuing efforts to reduce general expenses, as well as the restructuring of the Part D call center and other member services which were completed during 2009. The ratio of commissions and general expenses to net premium, excluding risk corridor improved to 8.0% for the nine months ended September 30, 2010 from 9.3% in the comparable period of 2009. This improvement was attributable to continued operating efficiencies and increased scale.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net premiums	$71,149	$75,541	$220,669	$245,711
Net investment income	3,676	4,077	10,953	19,030
Other income	454	(220)	1,314	1,302

Total revenue	75,279	79,398	232,936	266,043
Policyholder benefits	51,193	57,649	167,223	198,972
Change in deferred acquisition costs	412	(603)	3,527	7,980
Amortization of intangible assets	704	543	2,003	2,023
Loss on reinsuance and other related costs	—	—	—	7,624
Restructuring costs	—	—	—	1,227
Commissions and general expenses, net of allowances	19,459	18,150	58,514	70,455

Total benefits, claims and expenses	71,768	75,739	231,267	288,281

Segment income (loss) before taxes	$3,511	$3,659	$1,669	$(22,238)

  Three months ended September 30, 2010 and 2009

        Income before taxes for our Traditional Insurance segment decreased by $0.1 million compared to the three months ended September 30, 2009.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended September 30,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$70,417	$(16,972)	$53,445	$78,650	$(20,029)	$58,621
Specialty health	16,404	(2,530)	13,874	17,670	(2,736)	14,934
Life insurance and annuity	17,979	(14,149)	3,830	19,114	(17,128)	1,986

Total premium	$104,800	$(33,651)	$71,149	$115,434	$(39,893)	$75,541

        Revenue.    Net premium declined by $4.4 million or 5.8% from the third quarter of 2009. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business

        Policyholder benefits.    Policyholder benefits declined by $6.5 million, or 11.2%, compared to the third quarter of 2009. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as a decrease in the policyholder benefit ratios in the third quarter of 2010 from the same period last year. For the three months ended September 30, 2010, the policyholder benefit ratio for senior market was 70.2%, compared with 71.7% for the same period last year, and 85.3% for specialty health, compared with 97.1% for the same period last year. The improvements are primarily the result of more aggressive rate management in the senior market lines combined with a higher frequency of large dollar closed claims in the specialty health lines of business. Additionally, the net amortization of deferred acquisition costs increased $1.0 million, driven by the continued lapsation of the blocks of business discussed above.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended September 30,
	2010	2009
	(in thousands)
Commissions	$11,761	$12,833
Other operating costs	12,467	14,215
Reinsurance allowances	(4,769)	(8,898)

Commissions and general expenses, net of allowances	$19,459	$18,150

        Total commissions and general expenses, net of allowances, increased by $1.3 million compared to the third quarter of 2009. Commission expense decreased $1.1 million compared to the same period in the prior year, due to the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase and decline in the amount of business in force. Other operating costs decreased $1.7 million for the quarter ended September 30, 2010, compared to the third quarter of 2009. This is primarily due to savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010, as well as cost reductions implemented to align with the lower levels of business in-force. Allowances received from reinsurers decreased $4.1 million for the third quarter of 2010 from the third quarter of 2009. This is primarily due to the fact that, as of the fourth quarter of 2009, Commonwealth began performing the administration for the majority of the life insurance and annuity business. We therefore no longer receive the related expense allowances from third party reinsurers and allowances paid by Commonwealth to reimburse costs incurred from the effective date of the transaction until the administration of the blocks was transferred to them.

  Nine months ended September 30, 2010 and 2009

        Results for our Traditional Insurance segment for the nine months ended September 30, 2010 improved by $23.9 million compared to the nine months ended September 30, 2009. The transaction with Commonwealth in April 2009, to reinsure substantially all of the net retained life and annuity business, resulted in a loss and other related costs of approximately $7.6 million during the prior year period, as well as a $1.2 million restructuring charge, recorded as a result of re-alignment of operations with the lower level of net retained business. Additionally the net amortization of deferred acquisition costs declined $4.4 million and commissions and general expenses, net of allowances, decreased $11.9 million over the same period in the prior year primarily due to the Commonwealth transaction and a lower level of business in-force.

        The following tables detail premium for the segment by major lines of business:

Premium

	Nine months ended September 30,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$222,577	$(54,359)	$168,218	$246,524	$(63,782)	$182,742
Specialty health	50,256	(7,732)	42,524	54,897	(8,429)	46,468
Life insurance and annuity	53,187	(43,260)	9,927	57,529	(41,028)	16,501

Total premium	$326,020	$(105,351)	$220,669	$358,950	$(113,239)	$245,711

        Revenue.    Net premium declined by $25.0 million, or 10.2%. The continued effect of lapsation on our senior market health and specialty health in-force business resulted in a decrease of $18.5 million. Additionally, as a result of the reinsurance transaction with Commonwealth, net life insurance and annuity premium decreased $6.6 million over the nine months ended September 30, 2009.

        Policyholder Benefits.    Policyholder benefits incurred declined by $31.7 million, or 16.0%, compared to the nine months ended September 30, 2009. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as a decrease in the policyholder benefit ratios for the nine months ended September 30, 2010 from the same period last year. The policyholder benefit ratio for senior market health was 73.2%, compared with 75.0% for the same period last year, and 91.0% for specialty health, compared with 98.4% for the same period last year. Additionally, the reinsurance transaction with Commonwealth in April 2009 resulted in a decrease in life insurance and annuity policyholder benefits retained during the nine months ended September 30, 2010 compared to the same period last year. The net amortization of deferred acquisition costs decreased $4.4 million or 55.8%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life insurance and annuity business reinsured to Commonwealth.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Commissions	$35,083	$41,605
Other operating costs	38,725	52,555
Reinsurance allowances	(15,294)	(23,705)

Commissions and general expenses, net of allowances	$58,514	$70,455

        Commissions and general expenses, net of allowances, decreased by $11.9 million compared to the nine months ended September 30, 2009. The lower level of commissions is associated with the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase and decline in the amount of business in force. Other operating costs decreased $13.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This is primarily due to cost reductions implemented to align with the lower levels of business in-force as well as savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010. Allowances received from reinsurers decreased $8.4 million for the nine months ending September 2010 from the same period in the prior year. This is primarily due to the fact that, as of the fourth quarter of 2009, Commonwealth began performing the administration for the majority of the life insurance and annuity business. We therefore no longer receive the related expense allowances from third party reinsurers and allowances paid by Commonwealth to reimburse costs incurred from the effective date of the transaction until the administration of the blocks was transferred to them.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest expense	$5,011	$4,877	$15,100	$14,942
Amortization of capitalized loan origination fees	473	315	1,302	944
Stock-based compensation expense	3,532	2,690	8,828	8,857
Other parent company expense, net of revenue	3,147	3,601	9,086	16,799
Net loss (income)—Senior Administrative Services	189	(1,410)	(890)	(7,121)

Segment loss before taxes	$12,352	$10,073	$33,426	$34,421

        The sale of CHCS during the second quarter of 2010 (for further discussion, see "Sale of CHCS" in Note 14 of Notes to Consolidated Financial Statements), eliminated substantially all of the business operations of our former Senior Administrative Services segment. As a result, beginning with the June 30, 2010 quarterly report on Form 10-Q, we began to report current and historical results of the former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

  Three months ended September 30, 2010 and 2009

        The loss before taxes from our Corporate & Other segment increased by $2.3 million, or 23%, for the third quarter of 2010 compared to the third quarter of 2009. This was due primarily to the loss of Senior Administrative Services' profits of $1.6 million due to the sale of CHCS along with increased stock-based compensation expense and slight increases in debt-related expenses (interest and loan fee amortization).

        The increase in interest expense of $0.1 million is due primarily to a weighted average increase in the interest rates charged on the debt, which was driven by the July 2010 and November 2009 credit facility amendments, partially offset by the lower average principal balance outstanding, as compared to the third quarter of 2010. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        Amortization of capitalized loan origination fees was $0.2 million higher in the third quarter of 2010, compared with the same period in 2009 due to additional amortization related to the costs associated with the amendment of our credit facility in July 2010 and November 2009.

        The $0.8 million increase in stock-based compensation expense resulted primarily from additional awards issued in 2010.

        Other parent company expenses, net of revenues, improved slightly by $0.5 million due primarily to lower outside service costs in 2010 compared with the same period in 2009.

        The net loss (income) on Senior Administrative Services declined by $1.6 million as the result of the sale of CHCS, which was effective April 1, 2010.

  Nine months ended September 30, 2010 and 2009

        The loss before taxes from our Corporate & Other segment improved by $1.0 million, or 3%, for the nine months ended September 30, 2010 compared to the same period of 2009. This was due primarily to a $6.3 million charge to income before taxes in 2009, related to the closing and restructuring of certain career sales offices, which was substantially offset by a $4.1 million decline in Senior Administrative Services profitability due to the sale of CHCS effective April 1, 2010 as well as $2.1 million lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, and a corresponding decrease in general expenses. In addition, during 2010 we recorded a $2.0 million benefit related to the true-up of the forfeiture rate estimate on stock option expense.

        Amortization of capitalized loan origination fees was $0.4 million higher in 2010, compared with the same period in 2009 due to additional amortization related to the costs associated with the amendment of our credit facility in July 2010 and November 2009.

        Stock-based compensation expense was virtually flat in the nine months ended September 30, 2010, compared with the same period in 2009. This was due to a $2.0 million true-up of our forfeiture rate estimate related to options that terminate non-vested, which was completed in the second quarter of 2010 and was generally offset by an increase in stock compensation expense related to new awards made in the first quarters of 2009 and 2010.

        Other parent company expenses, net of revenue, decreased $7.7 million. In the second quarter of 2009, primarily in relation to a management decision to close or restructure under-performing field offices in connection with a company-wide cost reduction effort, we recorded a $6.3 million charge to income before taxes. The remaining variance was primarily due to lower outside service costs in 2010 compared with the same period in 2009.

        The net loss (income) on Senior Administrative Services declined by $6.2 million, $4.1 million was the result of the sale of CHCS which was effective April 1, 2010. The remaining $2.1 million variance was due to lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

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

Liquidity and Capital Resources

Sources and Uses of Liquidity to the Parent Company, Universal American Corp.

        We require cash at our parent company to support the growth of our insurance and HMO subsidiaries, meet our obligations under our credit facility, fund potential growth through acquisitions of other companies or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  surplus note payments and dividends from and capital contributions to our insurance and HMO subsidiaries;

  •
  the cash flows of our other subsidiaries, including our PBM subsidiary and our HMO third-party administrator;

  •
  debt principal and interest payments and access to $150 million under the revolving portion of our Credit Facility;

  •
  payment of dividends to shareholders.

        Insurance and HMO subsidiaries—Surplus Note, Dividends and Capital Contributions.    We require cash at our insurance and HMO subsidiaries to meet our policy-related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

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

        At September 30, 2010, we held cash and cash equivalents totaling $467 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,320 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

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

        Capital contributions to and dividends from our Insurance subsidiaries are made through our unregulated holding company, UAC Holding, Inc. ("UACH"). UACH did not make capital contributions to the insurance subsidiaries during the first nine months of 2010. In May 2010, two of our wholly-owned subsidiaries, Pennsylvania Life Insurance Company and American Progressive Life & Health Insurance Company of New York, declared and paid to UACH a dividend of $119 million and $12 million, respectively. We used these dividends and other cash to pay a special cash dividend to our shareholders, and pay down debt in August 2010. (see "Special Dividend" in Note 14—Other Disclosures in the Notes to Consolidated Financial Statements),

        Capital contributions to and dividends from our HMO subsidiaries are made through our managed care holding company, Heritage Health Systems, Inc.("HHSI"). During the first nine months of 2010, HHSI made a capital contribution of $25,000 to SelectCare of Oklahoma, Inc. in May 2010 and a capital contribution of $2.4 million to SelectCare HealthPlans, Inc. in August 2010. No dividends were declared by or paid to HHSI from its subsidiaries during the first nine months of 2010.

        PBM and HMO third-party administrator cash flows.    The primary sources of liquidity for these subsidiaries are fees collected from clients for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent holding company.

        Debt principal and interest—Credit Facility, Swaps and Other Long Term Debt.    We currently have a credit facility consisting of a $350 million term loan and a $150 million revolver (the "2007 Credit Facility"). This Credit Facility has customary covenants and requirements including a leverage ratio test, minimum risk based capital requirements for our insurance companies and, under certain conditions, the ability to pose limitations on certain investments, dispositions and our ability to make restricted payments. We are in compliance with all covenants in the Credit Agreement.

        In November 2009, we amended the 2007 Credit Facility (the "November 2009 Amendment") which provided us with the ability to make $75 million of restricted payments, in addition to the $125 million provided for in the original agreement for a total of $200 million, in exchange for prepayments of Term Loan principal and increases in borrowing spreads and fees. In July 2010, we further amended the 2007 Credit Facility (the "July 2010 Amendment") which provided us with the ability to make an additional $100 million of restricted payments, for a total of $300 million, in exchange for prepayments of Term Loan principal and increases in borrowing spreads. In August 2010, we announced and paid a special cash dividend totaling $156 million and, per the terms of the July 2010 Amendment, made prepayments of term loan principal of $78 million. As of September 30, 2010, $233.5 million was outstanding under the term loan agreement and the weighted average interest rate on the term loan portion of the credit facility was 1.63%. All $233.5 million of the term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see Note 11 Derivative Instruments—Cash Flow Hedges and the ensuing paragraph), resulting in a total blended interest rate of 5.26% as of September 30, 2010. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 25 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $2.2 million, and interest payments totaling $3.0 million during the nine months ended September 30, 2010.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first nine months of 2010, we paid a net amount of $7.6 million in association with these swap agreements. Due primarily to the $78 million debt prepayment made in the third quarter of 2010 discussed above, the outstanding principal balance on the hedged Credit Facility was reduced to $233.5 million at September 30, 2010; $16.5 million lower than the $250 million notional amounts on the swaps. As a result, this portion of the swaps was deemed ineffective and the notional amount on one of the swaps was decreased by $16.5 million to $108.5 million, which resulted in a realized loss of $1.2 million. In addition, we evaluated the likelihood of additional debt paydowns prior to the scheduled maturity of the Credit Facility and the related interest rate swaps in September 2012, and identified an additional $5.2 million of the swaps that would be considered ineffective as hedges. As a result, we realized an additional loss of $0.4 million on this ineffective portion of the swap, resulting in total realized losses on the cash flow hedge of $1.6 million in the third quarter of 2010. No other terms of the swaps were changed.

        In 2003 and 2007, we formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.47%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $4.9 million during the nine months ended September 30, 2010.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, mortgage-backed securities and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2010,

approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        We have recently begun investing a portion of our cash in medium duration securities and in non-Government short term investments. As a result, as of September 30, 2010, approximately 32% of our portfolio is in cash equivalents, of which approximately 60% is invested in U.S. government short term securities, as compared with 47% in cash equivalents at December 31, 2009. In the aggregate, approximately 43% of our cash and invested assets are in securities backed by the U.S. government or its agencies, as compared with 82% at December 31, 2009.

        The net yields on our cash and invested assets decreased to 2.3% for the nine months ended September 30, 2010, from 4.1% for the nine months ended September 30, 2009. The overall drop in yield is primarily due to a drop in the yield on our fixed maturity portfolio after our de-risking efforts that commenced in the second quarter of 2009 and ongoing prepayments on our higher yielding RMBS portfolio due to the low interest rate environment, coupled with a continued drop in yield on our short-term portfolio.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the nine months ended September 30, 2010:

September 30, 2010
(in thousands)
Balance at beginning of year	$380,519
Less reinsurance recoverable	(17,923)

Net balance at beginning of year	362,596

Incurred related to:
Current year	3,662,780
Prior year development	8,271

Total incurred	3,671,051

Paid related to:
Current year	3,291,250
Prior year	329,073

Total paid	3,620,323

Net balance at end of period	413,324
Plus reinsurance recoverable	21,929

Balance at end of period	$435,253

        Policy and contract claims—health increased by $54.7 million at September 30, 2010 from December 31, 2009. This increase was primarily attributable to the combination of the lengthening of the average period between the date of service and date of payment for claims incurred under our Medicare Advantage contracts and growth in our Medicare Advantage membership offset, in part by a decrease in our Part D claims payable related to the seasonality of the Medicare Part D business. Due to the nature of the plan design, the Medicare Part D business generally incurs lower claims experience in the last two quarters of the year when proportionately more beneficiaries are in the coverage gap and catastrophic phases of the benefit design.

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

        During the nine months ended September 30, 2010, claim reserves settled for $8.3 million more than estimated at December 31, 2009. Prior period development represents 0.2% of the incurred claims recorded in 2009.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2010 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$1,159	-3%	$(16,150)
-2%	$773	-2%	$(10,766)
-1%	$386	-1%	$(5,383)
1%	$(386)	1%	$5,383
2%	$(772)	2%	$10,766
3%	$(1,158)	3%	$16,150

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2010, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2010
September 30, 2010
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
	(in millions)
$1,320.2	$58.5	$38.0	$(33.2)	$(60.2)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on LIBOR over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At September 30, 2010, we have fixed the rate on a total of $283.5 million, or 83%, of our debt, including all $233.5 million of our loan payable balance and $50 million of our trust preferred securities.

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

September 30, 2010, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2010
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
			(in millions)
Other long term debt	4.40%	$60.0	$0.2	$0.2	$(0.5)	$(0.9)

(1)
During the first nine months of 2010, the LIBOR rate on our other long term debt has increased to approximately 42 basis points as of September 30, 2010. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 34 basis points on our other long term debt.

        As noted above, we have fixed the interest rate on $283.5 million of our $343.5 million of total debt outstanding, leaving $60 million of the debt exposed to rising interest rates, as of September 30, 2010. We had approximately $532 million of cash and cash equivalents as of September 30, 2010. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears in Part I, Item 1A "Risk Factors" of the Company's annual report on Form 10-K for the year ended December 31, 2009 and in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, filed with the SEC. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        There have been no material changes in our risk factors from those set forth in those SEC reports, except as set forth below:

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

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans and exclusion from Medicare and other state and federal healthcare programs. CMS is currently conducting its annual compliance and operations audit with respect to our Medicare businesses and recently informed us that our Medicare Part D plans will not receive the one-time auto-assignment of new dual-eligible members on January 1, 2011. This action does not impact dual-eligible members currently enrolled in our Part D plans.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Gradual closing of the coverage gap, or "donut hole" on Medicare Part D, through 2020;

  •
  Reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season;

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013; and

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

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed after 2009, the federal tax deductibility of compensation under Section 162(m)(6) of the Internal Revenue Code for health insurance companies is limited to $500,000 per individual. This limitation increased our effective tax rate, beginning in the second quarter of 2010.

        Established a de-minimus allowance for Medicare Part D Benchmark bid cut-offs—Beginning with the bids for the 2011 plan year, submitted in 2010, Medicare Part D plans can continue to participate in the auto assignment of dual eligibles when the plan's bid is over the Low Income Subsidy benchmark by a de-minimus amount, as defined by CMS, as long as the difference between the bid premium and the benchmark premium is waived. This could impact the number of plans participating in the auto assignment of dual-eligibles and impact the number of dual-eligibles that potentially could be assigned to our plans.

        Most of the provisions of the new healthcare reform legislation are not scheduled to go into effect immediately and may be delayed for several years. During this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our future bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased

13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no share repurchases since December 31, 2009 under these programs. As of September 30, 2010, we have $42.3 million that remains available to repurchase additional shares under these plans. However, share repurchases are also limited by the remaining available restricted payments under our 2007 Credit Facility, which, giving effect to the July 27, 2010 Amendment, limits share repurchases, dividends and other restricted payments to an aggregate of $300 million (see "Credit Facility Amendment" in Note 14—Other Disclosures in the Notes to Consolidated Financial Statements). Currently, we have $11.3 million remaining available under this restricted payment limit. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

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

UNIVERSAL AMERICAN CORP.
November 4, 2010	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
November 4, 2010	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)