Form 10-K/A
period 2010-12-31
UNIVERSAL AMERICAN CORP.
filed 2011-03-31
CIK 709878

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

	Item	Description	Page
		Explanatory Note	1
PART II	6	Selected Financial Data	1
PART III	10	Directors, Executive Officers and Corporate Governance	3
	11	Executive Compensation	9
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
	13	Certain Relationships and Related Transactions, and Director Independence	38
	14	Principal Accountant Fees and Services	42
PART IV	15	Exhibits and Financial Statement Schedules	44
		Signatures	48

EXPLANATORY NOTE

        As used in this report, "Universal American," the "Company," "UAM," "we" "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on March 1, 2011 (the "Original Filing"). We are filing this Amendment to (i) update Part II, Item 6, Selected Financial Data to correct a typographical error in the "Data Reported to Regulators" as of December 31, 2010 and 2009, and for the convenience of the reader, we have included the full text of Part II, Item 6, as amended, and (ii) include the information required by Part III and not included in the Original Filing, as we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010 as a result of our pending merger with CVS Caremark Corporation. In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filing of these currently dated certifications.

        Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II

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

	For the Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$5,629,700	$4,918,898	$4,600,454	$2,941,419	$1,197,142
Net investment income	42,857	49,814	81,270	106,970	75,459
Fee and other income	9,673	19,776	37,130	26,412	27,645
Net realized gain (loss) on investments	4,995	(24,988)	(59,681)	(40,178)	4,818

Total revenues	5,687,225	4,963,500	4,659,173	3,034,623	1,305,064
Total benefits, claims and expenses	5,412,912	4,749,148	4,580,682	2,958,661	1,257,495

Income from continuing operations before equity in earnings of unconsolidated subsidiary	274,313	214,352	78,491	75,962	47,569
Equity in earnings of unconsolidated subsidiary	—	280	72,813	56,664	46,187

Income from continuing operations before income taxes	274,313	214,632	151,304	132,626	93,756
Provision for income taxes	86,634	74,328	56,212	48,554	32,610

Income from continuing operations	187,679	140,304	95,092	84,072	61,146

Discontinued Operations:
Income from discontinued operations, net of taxes	—	—	—	—	9,788
Gain on Sale of discontinued operations, net of taxes	—	—	—	—	48,372

Income from discontinued operations	—	—	—	—	58,160

Net income	$187,679	$140,304	$95,092	$84,072	$119,306

Earnings per common share:
Basic:
Continuing operations	$2.40	$1.73	$1.09	$1.20	$1.04
Discontinued operations	—	—	—	—	0.99

Net income	$2.40	$1.73	$1.09	$1.20	$2.03

Diluted:
Continuing operations	$2.38	$1.73	$1.08	$1.18	$1.02
Discontinued operations	—	—	—	—	0.97

Net income	$2.38	$1.73	$1.08	$1.18	$1.99

Cash dividends per common share	$2.00	$—	$—	$—	$—

(1)
Includes the results of MemberHealth after its acquisition on September 21, 2007.

	As of December 31,
	2010	2009	2008	2007(1)	2006
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,465,351	$1,822,787	$1,567,348	$1,815,620	$1,677,973
Total assets	3,656,010	3,814,856	3,862,163	4,089,256	2,585,042
Policyholder related liabilities	1,364,099	1,388,586	1,532,422	1,585,750	1,253,113
Outstanding bank debt	232,872	313,758	320,625	349,125	90,563
Trust preferred securities	110,000	110,000	110,000	110,000	75,000
Stockholders' equity	1,502,694	1,449,464	1,316,084	1,351,066	623,909
Book value per share:
Basic	$18.81	$18.44	$15.58	$14.66	$10.54
Data Reported to Regulators:
Statutory capital and surplus	$887,740	$801,953	$611,497	$545,201	$282,453
Asset valuation reserve	744	247	590	5,220	4,445

Adjusted capital and surplus	$888,484	$802,200	$612,087	$550,421	$286,898

(1)
Reflects the inclusion of MemberHealth since its acquisition on September 21, 2007.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified. We have fourteen directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of Universal.

        The following table sets forth information regarding membership of the Universal board of directors as of March 1, 2011.

Name	Age	Current Position with UAM	Director of UAM Since
Richard A. Barasch	57	Chairman of the Board, CEO and President	1988
Barry W. Averill	72	Director	2006
Sally W. Crawford	57	Director	2007
Matthew W. Etheridge	37	Director	2007
Mark K. Gormley	50	Director	2007
Mark M. Harmeling	58	Director	1990
Linda H. Lamel	67	Director	2003
Patrick J. McLaughlin	53	Director	1995
Richard C. Perry	56	Director	2009
Thomas A. Scully	53	Director	2008
Robert A. Spass	55	Director	1999
Sean M. Traynor	42	Director	2007
Christopher E. Wolfe	31	Director	2009
Robert F. Wright	85	Director	1998

        Richard A. Barasch has served as a director since July 1988, as Chairman of the Board since December 1997, as Chief Executive Officer since June 1995 and as President since April 1991. He has served as a director of our American Progressive Life and Health Insurance Company of New York

subsidiary since 1991, and he is Chairman of substantially all of our subsidiaries. Mr. Barasch has held positions with our subsidiaries since their acquisition or organization.

        We believe Mr. Barasch's qualifications to serve as a director of the Company include Mr. Barasch's 23 years of service with the Company, which brings an unparalleled depth of experience in the health insurance sector combined with an intimate knowledge of the operational, financial and strategic development of the Company.

        Barry W. Averill has served as a director since March 2006. Since 2003, Mr. Averill has served as the President of Averill Management Enterprises, Inc., a consulting firm specializing in the managed healthcare industry. From 2000 to 2003, Mr. Averill served as President of Health Net of the Northeast, Inc. Prior to that, Mr. Averill worked at Humana, Inc. from 1991 to 2000, serving as its Regional Vice President beginning in 1998. Mr. Averill also was the President and CEO of Michael Reese Health Plan, Inc. from 1984 to 1991. Mr. Averill has served as the President and as a member of the boards of directors of many professional organizations within the managed care industry, including the Illinois HMO Association, Group Health Association of America, American College Health Association, and the Accreditation Association for Ambulatory Health Care.

        We believe Mr. Averill's qualifications to serve as a director of the Company include Mr. Averill's service in various senior executive operating positions in the healthcare industry whose operational experience and strategic expertise in the health care sector contributes valuable insight to the Board.

        Sally W. Crawford has served as a director since October 2007. Ms. Crawford was Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire, from April 1985 until January 1997. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities, including leading that company's Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a health care consultant in New Hampshire. She serves as a director of Hologic, Inc. (and formerly Cytyc Corporation from 1998 until its acquisition by Hologic, Inc.), Zalicus, Inc., Exact Sciences Corporation, and Insulet Corporation. Ms. Crawford previously served as a board member of Chittenden Corporation. Ms. Crawford is also a director of the American Independence Museum in Exeter, NH and New Hampshire Business for the Arts, and a trustee of New Hampshire Humanities Council.

        We believe Ms. Crawford's qualifications to serve as a director of the Company include Ms. Crawford's service in various senior executive positions in the managed care sector that contributes significant successful experience and expertise in operational, regulatory and related disciplines.

        Matthew W. Etheridge has served as a director since September 2007. He is currently a private investor, and was formerly a Managing Partner of Perry Capital LLC, a private investment management firm, where he was co-head of the firm's healthcare group. Prior to joining Perry Capital in 2001, Mr. Etheridge was an investment analyst for Stanford Management Company, which manages Stanford University's endowment. Prior to joining Stanford Management in 1997, Mr. Etheridge was a consultant with McKinsey & Company.

        We believe Mr. Etheridge's qualifications to serve as a director of the Company include Mr. Etheridge's experience in research and investment in the healthcare sector that contributes valuable strategic and investor relation insights to the Board.

        Mark K. Gormley has served as a director since September 2007. He is a partner at Lee Equity Partners, LLC, a growth buyout investment firm recently founded by Thomas H. Lee. Prior to joining Lee Equity Partners, Mr. Gormley was a founding partner of Capital Z. Prior to joining Capital Z in 1998, Mr. Gormley was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., known as DLJ, and was a leader of the firm's insurance and asset management investment banking group. Prior to joining DLJ in 1989, Mr. Gormley was a Vice President at Merrill Lynch & Co., Inc. where he was a founding member of the insurance and asset management investment banking group. Mr. Gormley serves as a director of NewStar Financial Inc., a commercial finance company, and Permanent General Assurance Corp. In addition, Mr. Gormley is a trustee of the Committee for Hispanic Families and Children.

        We believe Mr. Gormley's qualifications to serve as a director of the Company include Mr. Gormley's experience as a private equity investor and investment banker that contributes his experience and expertise in capital markets, finance and related disciplines.

        Mark M. Harmeling has served as a director since July 1990. He also served as a director of our wholly-owned subsidiary American Progressive Life and Health Insurance Company of New York from 1992 to 1999. Mr. Harmeling is a Senior Managing Director at Colony Realty Partners, LLC. He was previously a Partner of TA Associates Realty, a pension fund advisory firm, from 2001 to 2004. Prior to joining TA Associates, Mr. Harmeling worked for several real estate companies, the longest tenure of which was as President of Bay State Realty Advisors.

        We believe Mr. Harmeling's qualifications to serve as a director of the Company include Mr. Harmeling's familiarity with the Company, as a result of his length of service as a member of the Board, coupled with his years of experience managing real estate investment companies that contributes expertise in investing and related disciplines.

        Linda H. Lamel has served as a director since June 2003. She also serves as a director and member of the Audit Committee of our American Progressive subsidiary, since 2005. Ms. Lamel is an attorney in private practice and a professor at Brooklyn Law School. She was CEO of Claims Online, a technology company specializing in insurance claims processing, from 2000 to 2002. Previous to that, Ms. Lamel was Executive Director of the Risk and Insurance Management Society, the leading association of corporate insurance buyers from 1997 to 2000, Vice-President of TIAA-CREF responsible for its group insurance operation from 1988 to 1996, President of The College of Insurance from 1983 to 1988, and Deputy Superintendent of the Insurance Department of New York from 1977 to 1983. Ms. Lamel serves on the board of directors of Hour Children and the Queens College Business Advisory Council.

        We believe Ms. Lamel's qualifications to serve as a director of the Company includes Ms. Lamel's experience as a lawyer and insurance regulator. She contributes her experience and expertise in regulatory compliance, health insurance and related disciplines.

        Patrick J. McLaughlin has served as a director since January 1995. Mr. McLaughlin has been a managing director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to that, he was an Executive Vice President and Chief Investment Officer of Life Partners Group, Inc., Managing Director of Conning & Company and Senior Vice President and Chief Investment Officer of ICH Corporation. Mr. McLaughlin serves on the board of directors of American Independent Companies, Inc., Republic Companies, Inc. Paraline Group, Ltd and FUTURITY FIRST Insurance Group, Inc.

        We believe Mr. McLaughlin's qualifications to serve as a director of the Company include Mr. McLaughlin's familiarity with the Company, as a result of his length of service as a member of the Board, coupled with his years of experience in various senior executive investment positions and as an asset management consultant for a number of companies in the insurance sector that contributes significant successful experience and expertise in investing and related disciplines.

        Richard C. Perry has served as a director since 2009. Mr. Perry co-founded Perry Capital in 1988. Prior to 1988, Mr. Perry was in the equity arbitrage area of Goldman, Sachs & Co. He was also an adjunct associate professor at the Stern School of Business at New York University, where he taught a course in the finance department. Mr. Perry serves on the boards of directors of Capital Business Credit LLC and Northwest Investments LLC. Mr. Perry is a member of the boards of trustees of Facing History and Ourselves, Harlem Children's Zone and the University of Pennsylvania and serves on the Advisory Council of the Hamilton Project. Mr. Perry served as a director of Sears Holdings Corporation from September 2005 to May 2009 and as a director of Endurance Specialty Holdings, Ltd. From December 2001 to January 2011. On July 21, 2009, Perry Corp. settled an administrative proceeding brought by the SEC pursuant to which, while neither admitting nor denying the charges, Perry Corp. agreed to the entry of a cease and desist order requiring future compliance with Section 13(d) under the Securities Exchange Act of 1934 and Rule 13d-1 thereunder, a censure and payment of a $150,000 penalty. The order resolves an SEC inquiry into the acquisition of shares of Mylan Corporation in 2004. Additional information regarding the terms of the settlement can be found in SEC Administrative Proceeding Release No. 34-60351, dated July 21, 2009.

        We believe Mr. Perry's qualifications to serve as a director of the Company include Mr. Perry's familiarity with the Company, as a result of his long standing investment in the Company and his extensive investment expertise.

        Thomas A. Scully has served as a director since 2008 and has served as senior counsel to the law firm of Alston & Bird and as a general partner of Welsh, Carson Anderson & Stowe since January 1, 2004. From May 2001 to January 2004, Mr. Scully served as Administrator of the CMS. CMS is responsible for the management of Medicare and other national healthcare programs. Before joining CMS, Mr. Scully served as President and Chief Executive Officer of the Federation of American Hospitals beginning January 1995. From 1989 until 1993, Mr. Scully served in various positions in the George H.W. Bush administration. Mr. Scully serves on the board of directors of Select Medical Corporation.

        We believe Mr. Scully's qualifications to serve as a director of the Company include Mr. Scully's experience as Administrator of CMS that contributes his experience as a regulator of Medicare programs and extensive knowledge of health care law and policy, providing invaluable insight to the Board.

        Robert A. Spass has served as a director since July 1999 and is the Chairman of the Board, Chief Executive Officer, a Partner and co-founder of Capital Z. Prior to founding Capital Z in 1998, Mr. Spass was the Managing Partner and co-founder of Insurance Partners, L.P. from 1994 to 1998. Prior to the formation of Insurance Partners, L.P., Mr. Spass was President and CEO of International Insurance Advisors L.P. from 1990 to 1994. Prior to that, Mr. Spass was a Director of Investment Banking at Salomon Brothers from 1984 to 1990 and a Senior Manager for Peat Marwick Main & Co. from 1978 to 1984. Mr. Spass serves on the board of directors of Endurance Specialty Holdings, Ltd., and Lancashire Holdings Limited.

        We believe Mr. Spass' qualifications to serve as a director of the Company include Mr. Spass' familiarity with the Company, as a result of his long standing investment in the Company and length of service as a member of the Board, coupled with his background as an experienced insurance industry investor and his extensive knowledge of the capital markets, particularly as they relate to the insurance industry.

        Sean M. Traynor has served as a director since 2007. Mr. Traynor joined Welsh, Carson, Anderson & Stowe, known as WCAS, in 1999 and focuses on investments in the healthcare industry. Prior to joining WCAS, he worked in the healthcare and insurance investment banking groups at BT Alex Brown. Previously, Mr. Traynor spent three years with Coopers & Lybrand. Mr. Traynor sits on the boards of Select Medical Corporation, Amerisafe, Inc., AGA Medical Holdings, Inc. and several privately-held companies.

        We believe Mr. Traynor's qualifications to serve as a director of the Company include Mr. Traynor's experience as a private equity investor and healthcare investment banker that contributes his experience and expertise in capital markets, finance and related disciplines.

        Christopher E. Wolfe has served as a director since 2009. Mr. Wolfe is a principal of Capital Z, where he focuses on investments in the insurance and banking industries. Prior to joining Capital Z in 2003, Mr. Wolfe worked in the mergers and acquisitions group at Credit Suisse First Boston. Mr. Wolfe also serves on the board of directors of Permanent General, a privately-held company.

        We believe Mr. Wolfe's qualifications to serve as a director of the Company include Mr. Wolfe's experience as a private equity investor that contributes his experience and expertise in financial analysis, capital markets and related disciplines.

        Robert F. Wright has served as a director since June 1998. Mr. Wright has been President of Robert F. Wright Associates, Inc. since 1988. Prior to that, Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP. Mr. Wright is a director of Delphi Financial Group Inc. and Reliance Standard Life Insurance Company and its affiliates.

        We believe Mr. Wright's qualifications to serve as a director of the Company include Mr. Wright's familiarity with the Company, as a result of his length of service as a member of the Board, coupled with his years of business experience as a business consultant, his years of experience in the field of accounting and his experience in serving as a director and board committee member for a number of publicly-traded and other companies, including a number of companies in the insurance sector.

EXECUTIVE OFFICERS

        The following table sets forth information regarding the executive officers of UAM as of March 1, 2011.

Name	Age	Current Position with UAM
Richard A. Barasch	57	Chairman of the Board, CEO and President
Theodore M. Carpenter, Jr.	63	President of our Medicare Advantage division
Gary Jacobs	60	Senior Vice President, Corporate Development
Thomas J. Kilian	60	President of Traditional division
Robert A. Waegelein	50	Executive Vice President and Chief Financial Officer
John Wardle	56	Senior Vice President, President of Medicare Part D division
Tony L. Wolk	43	Senior Vice President, General Counsel and Secretary

        Theodore M. Carpenter, Jr., has served as President of UAM's Medicare Advantage division since May 2005, and was its Executive Vice President and Chief Operating Officer from 1999 to 2005. Prior to joining Heritage, Mr. Carpenter worked for Kaiser Permanente for over 20 years; his last five years as President of Kaiser Foundation Health Plan of North Carolina.

        Gary Jacobs, has served as UAM's Senior Vice President, Corporate Development since 2002. He also has served as Senior Vice President, Managed Care of American Pioneer and American Progressive, and President of WorldNet Services Corp. All of these companies are our subsidiaries. Prior to joining us, Mr. Jacobs served as a franchisee and executive director of Staff Builders Home Health Care of Broward County and as President of HMI, a Public HMO Management and Consulting Company.

        Thomas J. Kilian, has served as President of our Traditional division since January 2008. From July 2002 to May 2006 he was a member of the board of directors and served as President and Chief Executive Officer of Ceres Group, an insurance holding company in Cleveland, Ohio. Prior to that, from May 1989 to January 2002 he held various positions at Conseco, Inc. in Carmel, Indiana including Chief Information Officer, Chief Administrative Officer and President and COO.

        Robert A. Waegelein, C.P.A., has served as UAM's Executive Vice President and Chief Financial Officer since October 1990 and has been Chief Financial Officer and a Director of each of our subsidiaries since they were acquired or organized. Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat Marwick LLP, our then independent public accountants, in positions of increasing responsibility, finally serving as Senior Manager.

        John Wardle, has served as UAM's Senior Vice President, and as President of our Medicare Part D division, since March 2008. From March 2007 until March 2008 he was Senior Vice President, Medicare for CVS/Caremark, a pharmacy and pharmacy benefits management business, and for over three years prior to that he held Senior Vice President positions at PharmaCare Management Services, which merged into CVS/Caremark. Mr. Wardle has also been an independent consultant, and spent 10 years with UnitedHealth Group, Inc.

        Tony L. Wolk, has served as UAM's Senior Vice President, General Counsel and Secretary since July 2010. Prior to joining Universal American, Mr. Wolk served as Senior Vice President, General Counsel & Secretary of Centennial Communications Corp., a publicly-traded telecommunications company that was sold to AT&T, from 1999 to 2010. Prior to joining Centennial, Mr. Wolk was an attorney in private practice with the law firms of Gibson, Dunn & Crutcher LLP and Weil, Gotshal & Manges LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us, or written representations from the reporting persons that other reports were required, we believe that, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were timely met, with the exception of one failure to timely file a Form 4 by each of Messrs. Averill, Etheridge, Harmeling, McLaughlin and Wright, Ms. Crawford, Capital Z Partners, Ltd., Lee-Universal Holdings, LLC, Perry Corp. and Welsh, Carson, Anserson & Stowe; three failures to timely file a Form 4 by Mr. Wardle; two failures to timely file a Form 4 by Mr. Kilian; four failures to timely file a Form 4 by Mr. Carpenter; five failures to timely file a Form 4 by Ms. Lamel; six failures to timely file a Form 4 by Mr. Barasch; and seven failures to timely file a Form 4 by Messrs. Jacobs and Waegelein. All such reports were subsequently filed and we believe we have implemented procedures to ensure timely filing of such reports.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, and our subsidiaries' directors, officers and employees, and all directors, officers and employees of any other entities controlled by us. We also have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our chief executive officer, chief financial officer and other principal officers designated by us, and was approved by the board. Our Code of Business Conduct and Ethics and our Code of Ethics for Principal Executive and Senior Financial Officers are posted on our website at www.universalamerican.com at the link entitled Investors, and is also available in print to any shareholder who requests a copy. We intend to disclose any substantive amendment to or waiver of the codes.

        There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Audit Committee

        We established our Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our Audit Committee are Robert Wright (chairman), Linda Lamel and Patrick McLaughlin. The board of directors has determined that all members of the Audit Committee are financially literate and that Mr. Wright, chairman of our Audit Committee, qualifies as an "audit committee financial expert" as defined by Item 407(d) of Regulation S-K of the Exchange Act.

Risk Assessment

        In conjunction with our risk management processes, our Compensation Committee regularly reviews executive compensation and our company-wide compensation programs and policies to seek to eliminate or mitigate potential risks arising from such programs and policies, and to ensure that our compensation, structure, elements, and incentives are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee also seeks to ensure that our compensation programs are consistent with our general risk management practices and to ensure the safety and soundness of our Company over the market cycles that characterize our industry.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Philosophy

        Our compensation philosophy is to maintain a compensation system that will attract, motivate, reward and retain talented executives. We believe that executives should be rewarded for current performance and further incentivized in recognition of their contributions to our long-term performance, and that the financial interests of our executives should be aligned with the interests of our shareholders. To that end, as described below, our Compensation Committee and Board of Directors have determined that our management should collectively acquire, through stock options, performance shares, restricted stock and other types of equity award grants, at least a five-percent equity ownership stake in the Company, and that we should maintain at least this level of management equity ownership. In addition, to promote our overall philosophy and in recognition of the fact that the dynamic nature of our business requires a constantly evolving outlook on compensation, we take a flexible approach to determining the amount and composition of the compensation paid to our executive team, allowing us to effectively and efficiently attract, motivate, reward and retain outstanding executives. While we consider compensation paid by our peers, as well as certain formulas to fund our annual bonus incentive pool, decisions regarding compensation are ultimately made in the discretion of the Compensation Committee which we believe has the expertise to effectively judge and evaluate Company performance and appropriate resulting compensation.

Sale of Medicare Prescription Drug Business

        On December 30, 2010, we entered into a definitive agreement to sell our Medicare Prescription Drug business (the "Medicare Part D Business") to CVS Caremark Corporation (the "Part D Sale Transaction"). In connection with the consummation of the Part D Sale Transaction, our shareholders are currently expected to receive (i) $13.00 per share to $13.20 per share in cash and (ii) one share of common stock of a new public company, which will be split-off from UAM and will continue to own all the Company's businesses not being sold to CVS Caremark, namely the Medicare Advantage and Traditional Insurance businesses ("New UAM"). In connection with the Part D Sale Transaction, the Committee engaged Pearl Meyer & Partners ("PM&P"), an independent executive compensation consulting firm, to assist it in considering various executive compensation matters relating to the Part D Sale Transaction which is discussed below.

Compensation Committee and Process

        Our Compensation Committee meets regularly throughout the year, both in executive session and with members of management and third-party advisors present. Our Compensation Committee seeks to set compensation for our named executive officers that fits within our compensation philosophy, addresses our strategic needs, and is competitive. While our Board of Directors has delegated to our Compensation Committee substantial authority over compensation decisions, our full Board considers and ratifies many decisions of the Compensation Committee that are made with respect to the named executive officers and certain of our other officers. Our Compensation Committee generally bases its determinations in respect of any given year, as described in more detail below, on reports prepared by compensation consultants, analysis by our Chief Executive Officer and other members of the senior executive team, our Compensation Committee's overall assessment of qualitative and quantitative corporate and individual criteria, and our broad-based compensation goals of reasonableness and appropriateness.

  Executive Participation

        The Compensation Committee finds it important to regularly solicit input from our Chief Executive Officer and other members of senior management, whose understanding of the strategic needs of our business makes them a necessary resource to assist the Compensation Committee in establishing competitive pay packages that are in our best interests and the best interests of our shareholders.

        Our senior management has a unique understanding of the needs of our business as a result of their day-to-day interaction with each other and our business, as well as their oversight roles, and thus provides valuable insight to our Compensation Committee in determining the compensation of our named executive officers. As such, our Compensation Committee considers the recommendations of our senior management team, and in particular our Chief Executive Officer, with respect to compensation for our senior management team. In general, our Chief Executive Officer attends at least a portion of all regular meetings of our Compensation Committee, and from time to time the Compensation Committee consults other members of senior management for their input and insight. The Chief Executive Officer does not play a role in determining his own compensation and is not present during Compensation Committee deliberations as to his compensation. Despite important executive participation, all named executive officer compensation decisions are ultimately made by the Compensation Committee in its discretion.

  Compensation Consultant

        Our Compensation Committee has the authority to employ outside advisors, experts and professionals to assist it in setting executive compensation. Our Compensation Committee has obtained and considered, and continues to obtain and consider, the expert advice of third-party independent compensation consultants. As described more fully below, during 2008, 2009 and 2010, the Compensation Committee engaged Hewitt Associates LLC ("Hewitt"), an independent executive compensation consulting firm, to assist it in reviewing compensation matters relating to our named executive officers. In addition, in connection with the Part D Sale Transaction, the Compensation Committee engaged PM&P to assist it in considering various executive compensation matters relating to the Part D Sale Transaction. Further, in 2011, the Compensation Committee engaged PM&P to assist it in connection with various executive compensation matters relating to New UAM, which review remains ongoing. Neither Hewitt nor PM&P provides any services to the Company other than executive compensation services.

  Benchmarking

        Although our Compensation Committee does not believe that it is appropriate to establish compensation levels based solely on benchmarking, we recognize that our compensation practices must be competitive in the marketplace. In connection with our consideration of competition for executive talent, we consider the fact that there are relatively few available executives with the requisite experience and knowledge of our business, which limits the size of the pool of replacements for our existing executives and increases the need for retention of them. Our Compensation Committee determines annually the appropriate combination of cash and equity-based compensation for our executives and considers the competitiveness of overall compensation paid to our executives in relation to our peer group and others. In addition, we structure our compensation so that executives understand that we expect them to contribute to the growth in value of the Company, and have therefore constructed our long-term incentive plan to provide appropriate rewards for growth in value.

        In 2008, our Compensation Committee engaged Hewitt as its compensation consultant to help determine appropriate measuring parameters for named executive officer compensation, as well as to assist in the creation of a peer group and to perform a comparative compensation study reviewing market pay practices in the managed care and broader insurance industries. In setting executive compensation for 2010, the Compensation Committee consulted the analyses and results from Hewitt's 2008 review as well as engaged Hewitt to conduct a review of executive compensation matters relating to our Chief Executive Officer and Chief Financial Officer. In addition, our Compensation Committee engaged PM&P in 2010 to assist it in considering various executive compensation matters relating to the Part D Sale Transaction, which also covered a general analysis of compensation of our named executive officers.

        We offer a broad array of health insurance and managed care products and services, primarily to the growing senior population. In constructing a peer group we considered the universe of all publicly traded managed care companies and health and life insurance companies with market capitalizations at the time from $100 million to $10 billion. From this group, we then selected those companies that were most comparable to us based upon various factors such as their lines of business, size based on both revenues and market capitalization, financial performance, availability of comparative data and ownership structure. We ultimately selected the following thirteen publicly traded managed care and life or health insurance related companies:

  •
  Amerigroup Corporation,

  •
  Centene Corporation,

  •
  Ceres Group, Inc.,

  •
  Conseco, Inc.,

  •
  Coventry Health Care, Inc.,

  •
  Delphi Financial Group, Inc.,

  •
  FBL Financial Group, Inc.,

  •
  Health Net, Inc.,

  •
  HealthSpring, Inc.,

  •
  Humana Inc.,

  •
  Sierra Health Services, Inc.,

  •
  Torchmark Corporation, and

  •
  Wellcare Health Plans, Inc.

        Subsequent to the adoption of this peer group, Ceres Group, Inc. and Sierra Health Services, Inc. no longer exist as separate public companies. As the Compensation Committee deems necessary, we may prepare tally sheets for each of our named executive officers and each of the executives in comparable positions at the peer group companies for the Compensation Committee's review in determining year-end cash bonuses and setting current-year base salary and equity compensation. The tally sheets affix dollar amounts to current salary and bonus, equity awards, perquisites and the other components of our named executive officers' compensation. With this information, our Compensation Committee is able to review and analyze compensation for each named executive officer and make adjustments as appropriate. As part of its consideration of executive compensation matters relating to the Part D Sale Transaction, the Compensation Committee reviewed information regarding payments to be received by the named executive officers as part of the Part D Sale Transaction.

        Our Compensation Committee intends to reevaluate the composition of our peer group as necessary to ensure that the peer group accurately reflects our competitor companies, taking into account our size, revenue, and lines of business and is currently working with PM&P to review the Company's peer group for purposes of developing an appropriate peer group for New UAM.

Elements of Compensation

  General

        The primary elements of our executive compensation program consist of (i) base salaries, (ii) annual bonus awards and (iii) long term equity awards. While not a significant part of our program, we also offer our executives limited perquisites and some other benefits generally offered to all employees.

  Base Salaries

        Competitive salaries are essential to recruiting and retaining qualified employees. Consistent with the process described above and with the aim of maintaining a reasonable level of internal pay equity, the Compensation Committee generally reviews base salaries in the first quarter of each year. Salary changes for our named executive officers, if any, are typically determined during the first quarter of each fiscal year and normally take effect on April 1st of the applicable year. To maintain flexibility, we do not target base salary at any particular percent of total compensation. In 2010, our Compensation Committee determined each named executive officer should receive a baseline increase in base salary from 2009 to reflect a standard cost of living adjustment that was applicable to Company employees generally, plus an additional increase in the case of certain named executive officers to reflect particular circumstances. Specifically, Messrs. Waegelein, Wardle and Carpenter received a total increase of base salary of 10%, 20% and 20%, respectively to reflect the committee's view, in light of the Hewitt compensation benchmarking study, that this increase would result in a base salary that was more competitive with our peer group.

  Annual Bonuses

        Consistent with our philosophy of rewarding contributions to Company performance, a significant component of executive compensation is our annual bonus program, which establishes a bonus pool that is funded based on satisfaction of objective Company performance measures (i.e. operating income) as well as subjective individual performance measures. Target bonus amounts as a percentage of base salary for the named executive officers for 2010 remained consistent with the levels for 2009 and were 150% for Mr. Barasch, 75% for Messrs. Waegelein, Carpenter and Wardle and 60% for Mr. Jacobs. The target bonus amounts were established with the competitiveness of the executives' total pay package as a principal objective and consistent with the philosophy of the Compensation

Committee to make a significant portion of the named executive officers' compensation based on performance.

        Although achievement of our operating income target establishes a guideline funding level of the bonus pool, actual amounts paid to our named executive officers are in the discretion of the Compensation Committee and Board of Directors based on its overall assessment of other qualitative and quantitative corporate and individual criteria, generally in accordance with the compensation-setting process described above. The following chart sets for the relative weight assigned Company and individual performance measures for the named executive officers.

Name	Title	Weight Assigned to Company Performance	Weight Assigned to Individual Performance
Richard A. Barasch	Chief Executive Officer	75%	25%
Robert A. Waegelein	Chief Financial Officer	67%	33%
John Wardle	President, Medicare Part D	50%	50%
Theodore M. Carpenter, Jr.	President, Medicare Advantage	50%	50%
Gary M. Jacobs	SVP, Corporate Development	50%	50%

        The Compensation Committee used operating income to determine the company-performance component of the 2010 bonus pool, which is defined as pre-tax income excluding investment gains and losses and certain non-recurring items as determined by the Compensation Committee. Typically, the Compensation Committee sets the operating income bonus target in December of each year at the time the annual budget is considered and approved by the Board of Directors. For 2010, the operating income target was set at $231.0 million, with 100% funding occurring upon achieving such target. The actual bonus pool funding amount, and correspondingly, the Company performance component of each named executive officer's bonus, is increased or reduced by 1.5% for each 1.0% by which actual operating income exceeds or is less than, respectively, the target operating income. If the Company does not achieve 70% of targeted operating income, no bonus is payable to the named executive officers. For 2010, operating income was $272.8 million, 18% higher than target. Accordingly, the bonus pool for the Company performance component for the named executive officers was funded at 127.6% for 2010.

        With respect to the individual performance component, the Compensation Committee discussed the performance of each of the named executive officers on a qualitative basis at several meetings during 2011. With respect to each of the named executive officers, the Compensation Committee considered several non-financial measures, as applicable, including the executive's: contribution with respect to compliance and quality issues associated with our Medicare businesses, risk management, regulatory integrity, skills and capabilities generally, contributions as a member of the management team, individual contributions to our overall performance, respective commitment to operational excellence, the accomplishment of significant non-recurring tasks or projects, such as the Part D Sale Transaction, and response to issues and opportunities that arose during the year.

        With respect to named executive officers that are responsible for individual business units, the Compensation Committee also considered the achievement of operating results at the business unit for which the named executive officer is primarily responsible. In addition to target business unit operating income, which is a component of the overall company operating income target described above, the Compensation Committee generally considered improvement in operating income, adherence to compliance requirements, and general operational performance in light of current market conditions, each measured on a business-unit level, in determining the achievement of the individual component of a named executive officers bonus. In order to avoid allowing our competitors to ascertain our operating goals with respect to our business units, we are not providing the breakdown of business unit operating income targets or other applicable performance measures associated with each business unit, but believe that the measures are appropriate in terms of accomplishing both short-term and long-term business unit goals, and believe that the targets were not substantially certain to be achieved and represented a fair measure of expected performance that would not be achieved simply by maintaining status quo.

        In addition, in determining the final bonus payments to be made to named executive officers for 2010, the Compensation Committee considered the following factors, among others: (i) the Company's strong financial performance during 2010 which exceeded the target set by the Compensation Committee, (ii) the fact that the Company's stock price rose approximately 75% during the year, from $11.70 to $20.45, exclusive of the $2.00 per share special cash dividend paid to shareholders in August 2010, (iii) the efforts undertaken by management in connection with the Part D Sale Transaction and (iv) the Company's regulatory compliance issues during 2010 that negatively impacted both our Medicare Advantage and Medicare Part D businesses (collectively, the "Compliance Issues").

        In particular, in determining final bonus payments to the named executive officers and other officers, the Compensation Committee and the Board of Directors placed significant emphasis on compliance and quality issues, including compliance with applicable regulatory requirements and Medicare regulations and reduced the qualitative component of the 2010 bonus payments to officers accordingly to take into account the Compliance Issues. As a result, for 2010, notwithstanding that the bonus for the Company performance component for the named executive officers was funded at 127.6% of target level, the actual final annual bonuses awarded to the named executive officers ranged from 64% to 121% of target bonus payments. In evaluating bonuses for 2011, the Compensation Committee and Board of Directors will continue to place significant emphasis on compliance and quality issues, including compliance with applicable regulatory requirements and Medicare regulations.

        Certain of our named executive officers are party to an employment agreement or offer letter that sets forth the general structure of the officer's annual bonus opportunity based on Company and personal goals as well as payment in both cash and our common stock. In recognition of the Compensation Committee's efforts to promote our best interests through the cash bonus program described above and the equity program described below, as well as the fact that the purposes and incentives of our bonus and equity programs are substantially similar to those furthered by the applicable provisions of the employment agreements and offer letters, our named executive officers have waived such provisions to the extent they are inconsistent with our current compensation program.

  Equity Compensation

        We grant equity-based compensation to our named executive officers pursuant to our 1998 Incentive Compensation Plan, as amended, because it directly links the value of compensation to the long-term results achieved for our shareholders. While we consider the level of past grants in making current equity award decisions, we generally do not consider wealth accumulation from the appreciation of past awards because we believe that wealth accumulation is the proper reward for an executive's contributions to our performance and should not be offset against any incentives for future performance. We generally make annual equity grants to our named executive officers and other employees during the first quarter of our fiscal year.

        In 2010, the Compensation Committee implemented its equity compensation program in the form of grants of (i) stock options with a five-year term, vesting in four equal annual installments beginning with the date of grant, (ii) restricted stock, vesting in four equal annual installments beginning with the first anniversary of the date of grant, and (iii) performance shares, vesting and earned over a three-year period based upon the achievement of established performance goals. Consistent with the Compensation Committee's view that the financial interests of our named executive officers should be aligned with the interests of our shareholders, long-term incentive compensation continues to make up the majority of the compensation for each of our named executive officers, with the majority of such long-term incentive compensation generally being in the form of performance shares that are earned based on achievement of certain total shareholder return as compared to a peer group.

        In February 2010, the Compensation Committee granted the following number of stock options, shares of restricted stock and target number of performance shares to our named executive officers:

Name	Stock Options	Restricted Stock	Performance Shares
Richard A. Barasch	150,000	55,625	90,000
Robert A. Waegelein	70,000	21,940	45,000
John Wardle	45,000	15,866	35,000
Theodore M. Carpenter, Jr.	45,000	17,930	35,000
Gary M. Jacobs	30,000	19,766	15,000

        With respect to performance shares granted during 2010, consistent with the performance share grants made during 2009, the Compensation Committee established as the performance metric relative total shareholder return among a peer group. The following chart details the performance share payouts:

Company Performance Level	Company Performance vs. Peer Group	Performance Shares Earned (as % of Target)
Maximum	4th Quartile	150%
Target	3rd Quartile	100%
Minimum	2nd Quartile	50%
Below Minimum	1st Quartile	Zero

        For purposes of the performance share program, the Compensation Committee determined to use a peer group of companies that is different from the peer group set forth above for general compensation determinations, because this group was more consistent with our core business of health and managed care, and because in 2009, we completed the reinsurance of our total life and annuity business. This peer group consists of Aetna Inc., CIGNA Corporation, UnitedHealth Group Incorporated, WellPoint, Inc., Coventry Health Care, Inc., Health Net, Inc., Humana Inc., AMERIGROUP Corporation, Centene Corporation, Molina Healthcare, Inc., Wellcare Health Plans, Inc., HealthSpring, Inc. and Triple-S Management Corporation. As of March 18, 2011, the Company's total shareholder return as compared to its peer group would have placed the Company in the 4th quartile for the performance share 2010 grant and the 3rd quartile for the performance share 2009 grant.

Part D Sale Transaction—Compensation Committee Actions

        As discussed above, in connection with the Part D Sale Transaction, the Compensation Committee engaged PM&P to assist the Committee in considering various executive compensation matters relating to the transaction, including treatment of existing UAM equity awards. In approving the Part D Sale Transaction, our Board of Directors and Compensation Committee were aware of the interests of our named executive officers in the transaction and took them into account in its decision to approve the transaction. Set forth below are certain compensation-related matters approved by the Compensation Committee in connection with the Part D Sale Transaction: See the S-4 Registration Statement/Proxy Statement Prospectus (the "Proxy") filed by New UAM on March 9, 2011 for a complete description of compensation-related matters relating to the Part D Sale Transaction.

  •
  The Compensation Committee approved the creation by CVS Caremark of a retention bonus pool of up to $4.5 million providing for the payment of retention bonuses to certain employees of the Medicare Part D Business for the purpose of retaining the services of such employees.

  •
  The Compensation Committee approved the Company entering into a letter agreement with John Wardle which sets forth the terms of his employment with CVS Caremark following the closing of the Part D Sale Transaction.

  •
  The Compensation Committee approved the treatment of UAM equity awards held by the named executive officers and others, including stock options, restricted stock and performance shares as described in the Proxy.

        In light of the pending Part D Sale Transaction, the Compensation Committee elected to defer equity grants to the named executive officers and others for 2011 until consummation of such transaction.

  Perquisites and Other Benefits

        Historically, we have not provided our named executive officers with a significant number of perquisites or other benefits; however, we believe that the perquisites and other benefits that we do provide assist our named executive officers in the performance of their duties and contribute to a well-rounded, competitive pay package.

        In addition to perquisites that are unique to one or more named executive officers, such as car allowances, we offer the following benefits to our named executive officers and to all of our other eligible employees:

  •
  a Company matching contribution under our 401(k) plan equal to 100% of the employee's first 1% of contributions, plus 50% of the employee's next 4% of contributions, up to a maximum matching contribution of 3% of the employee's eligible compensation,

  •
  standard medical, dental, and life and disability insurance coverage, and

  •
  vacation and other paid time off.

  Severance and Change-in-Control Benefits

        We believe severance and change-in-control benefits are essential to recruiting and retaining qualified senior management. The terms of such agreements depend on the benefits negotiated with the individual executives upon him or her joining the Company. The material terms of the severance benefits for our named executive officers are discussed elsewhere in this filing under the caption "Potential Payments upon Termination or Change-in-Control." The Part D Sale Transactions will constitute a change-in-control under these employment arrangements. The Compensation Committee is currently considering offering new employment agreements to its executive officers who will become employees of New UAM following the closing of the transaction.

Tax and Accounting Implications of Compensation

        Section 162(m) of the Internal Revenue Code imposes a limit on the deductibility of compensation paid to named executive officers of public companies unless the compensation meets requirements for "performance-based compensation." Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies such as the Company, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual, and will not contain an exception for "performance-based compensation."

        Our Compensation Committee believes that it is important for us to retain maximum flexibility in designing compensation programs that most effectively promote the achievement of our stated objectives. Therefore, while considering tax deductibility as one of the factors in determining compensation, we do not generally limit the amount of compensation to levels or types simply on account of potential deductibility. Our Compensation Committee does, however, consider alternative forms of compensation where available in order to preserve deductibility and promote tax and accounting efficiency consistent with our ultimate compensation goals.

Policy on Ownership of Stock and Options

        We do not have any policy regarding levels of equity ownership by our named executive officers or directors.

Recovery of Previously Paid Incentive Compensation

        We do not have a policy with regard to the recovery of previously paid incentive compensation where such compensation has been paid based on financial information later determined to have been inaccurate through a financial statement restatement or otherwise. In such event, the matter would be referred to the Compensation Committee or Board for analysis and recommendation. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, guidelines will be forthcoming concerning required clawbacks of incentive compensation. When these guidelines are finalized, we intend to amend our programs to comply with the new requirements.

Compensation Committee Report

        Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its reviews and discussion with management, our Compensation Committee recommended to our Board of Directors, and our board has approved, that the Compensation Discussion and Analysis be included in this filing.

Submitted by The Compensation Committee of Universal American Corp. Linda H. Lamel, Chairperson Barry W. Averill Matthew W. Etheridge

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	Non-equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(5)	Total ($)
Richard A. Barasch	2010	961,846	2,172,019	814,131	1,510,541	40,000	5,498,537
Chairman & Chief	2009	948,461	1,408,500	766,116	1,377,000	14,593	4,514,670
Executive Officer	2008	857,444	147,860	367,200	1,195,147	14,143	2,581,794
Robert A. Waegelein	2010	509,101	1,005,497	379,928	471,004	29,250	2,394,780
Executive Vice President &	2009	488,458	674,254	342,736	354,578	13,975	1,874,001
Chief Financial Officer	2008	449,481	143,824	183,600	307,750	13,525	1,098,180
John Wardle	2010	432,692	793,920	244,239	407,578	7,500	1,885,929
President of	2009	380,000	532,751	241,931	281,250	7,350	1,443,282
Medicare Part D	2008	232,692	97,200	62,571	238,000	6,900	637,363
Theodore M. Carpenter, Jr.	2010	432,692	765,623	244,239	214,515	15,000	1,672,069
President of	2009	379,497	532,751	241,931	281,250	7,350	1,442,779
Medicare Advantage	2008	327,903	129,737	120,600	232,523	6,900	817,663
Gary M. Jacobs	2010	352,032	505,892	162,826	236,007	22,200	1,278,957
Senior Vice President of	2009	358,202	332,999	161,287	208,019	14,550	1,075,057
Corporate Development	2008	335,308	106,864	108,135	203,940	14,700	768,947

(1)
We review compensation in the first quarter of each fiscal year and salary increases, if any, are effective upon the board's approval of the Compensation Committee's recommendation. Salary amounts in this table reflect the actual base salary payments earned in year indicated. Non-equity incentive plan compensation amounts reflect the amounts earned by each named executive officer during the indicated year under our annual incentive bonus plan, although paid in the subsequent year.

(2)
We awarded the Stock Awards and Option Awards under our 1998 Incentive Compensation Plan, as amended, which we describe in Note 21—"Stock-Based Compensation" of the notes to consolidated financial statements included under Item 8—"Financial Statements and Supplementary Data" in our annual report on Form 10-K for the year ended December 31, 2010.

(3)
The amounts reported as Stock Awards represent the grant date fair value of restricted stock and performance share grants awarded to our named executive officers during the indicated year, computed in accordance with FASB ASC Topic 718 ("ASC 718"), Compensation—Stock Compensation. Restricted stock vests ratably over four years at each anniversary of the grant. Performance shares generally cliff vest three years after date of grant based on achievement of certain performance measures. We determined the grant date fair value for the restricted stock awards by multiplying the number of restricted shares granted by the closing market price of a share of our common stock on the date of grant. We determined the grant date fair value for the performance share awards by multiplying the number of performance shares granted by the closing market price of a share of our common stock on the date of grant with this result multiplied by 114.2% in 2010 and 111.3% in 2009, the fair value multiplier calculated during the valuation of the annual performance share awards using Monte Carlo simulation.

  During 2009 and 2010, the Board of Directors granted performance shares to certain officers. The performance shares are structured such that target shares are subject to a three-year cliff vesting period subject generally to the officers continued employment. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. The grant date fair value of the 2010 performance share award assuming 150% of target for Messrs. Barasch, Waegelein, Carpenter, Wardle and Jacobs is $2.1 million, $1.1 million, $0.8 million, $0.8 million and $0.4 million, respectively.

(4)
The amounts reported as Option Awards represent the grant date fair value of stock option grants awarded to our named executive officers during the indicated year computed in accordance with ASC 718, Compensation—Stock Compensation. The exercise price of these stock options is the closing market price of a share of our common stock on the grant date. Subject generally to the officer's continued employment, these options vest 25% upon grant and 25% at each of the next three anniversaries and expire after five years.

  We determined the grant date fair value for the option awards granted in 2010 using a Black-Scholes stock option valuation model based on the weighted average assumptions set forth in the table below. We determined the historical daily measurement of volatility based on the expected life of the option granted. We determined the risk-free interest rate by reference to the yield on an outstanding U.S. Treasury Note with a term equal to the expected life of the option granted. We determined the expected life by reference to our historical experience.

Annual 2/12/2010
Dividend yield	—%
Volatility	54.54%
Risk-free interest rate	1.87%
Expected life(years)	3.25
Grant Date Fair value/share	$5.43
(5)
Amounts reported reflect, as applicable, car allowance, our matching contributions into the Universal American Corp. 401(k) Savings Plan and dividends earned on restricted stock that vested after the Company's August 2010 $2.00 per share special cash dividend was paid. These dividends were accrued at the time of the dividend award and are paid as the underlying shares of restricted stock vest.

  The amounts rendered in 2010:

  •
  For Mr. Barasch, the amount reported reflects $7,500 car allowance, $7,500 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $25,000 in dividends on vested restricted stock.

  •
  For Mr. Waegelein, the amount reported reflects $6,750 car allowance, $7,500 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $15,000 in dividends on vested restricted stock.

  •
  For Mr. Carpenter, the amount reported reflects $7,500 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $7,500 in dividends on vested restricted stock.

  •
  For Mr. Wardle, the amount reported reflects $7,500 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Jacobs, the amount reported reflects $7,200 car allowance, $7,500 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $7,500 in dividends on vested restricted stock.

  The amounts rendered in 2009:

  •
  For Mr. Barasch, the amount reported reflects $7,243 car allowance and $7,350 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Waegelein, the amount reported reflects $6,625 car allowance and $7,350 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Carpenter, the amount reported reflects $7,350 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Wardle, the amount reported reflects $7,350 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Jacobs, the amount reported reflects $7,200 car allowance and $7,350 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  The amounts rendered in 2008:

  •
  For Mr. Barasch, the amount reported reflects $7,243 car allowance and $6,900 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Waegelein, the amount reported reflects $6,625 car allowance and $6,900 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Carpenter, the amount reported reflects $6,900 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Wardle, the amount reported reflects $6,900 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

  •
  For Mr. Jacobs, the amount reported reflects $7,800 car allowance and $6,900 Company matching contributions into the Universal American Corp. 401(k) Savings Plan.

Grants of Plan-Based Awards

        The following table sets forth the awards granted pursuant to our equity and non-equity incentive plans in fiscal year 2010.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards— Target ($)(1)
						All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)
			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(3)						Grant Date Fair Value of Stock and Option Awards ($)(7)
								Exercise or Base Price of Option Awards ($ / Sh)(6)
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)
Richard A. Barasch	—	1,462,500	—	—	—	—	—	—	—
	2/12/2010	—	—	—	—	—	150,000	11.71	814,131
	2/12/2010	—	—	—	—	55,625	—	—	762,619
	2/12/2010	—	45,000	90,000	135,000	—	—	—	1,409,400
Robert A. Waegelein	—	390,000	—	—	—	—	—	—	—
	2/12/2010	—	—	—	—	—	70,000	11.71	379,928
	2/12/2010	—	—	—	—	21,940	—	—	300,797
	2/12/2010	—	22,500	45,000	67,500	—	—	—	704,700
Theodore M. Carpenter, Jr.	—	337,500	—	—	—	—	—	—	—
	2/12/2010	—	—	—	—	—	45,000	11.71	244,239
	2/12/2010	—	—	—	—	15,866	—	—	217,523
	2/12/2010	—	17,500	35,000	52,500	—	—	—	548,100
John Wardle	—	337,500	—	—	—	—	—	—	—
	2/12/2010	—	—	—	—	—	45,000	11.71	244,239
	2/12/2010	—	—	—	—	17,930	—	—	245,820
	2/12/2010	—	17,500	35,000	52,500	—	—	—	548,100
Gary M. Jacobs	—	212,179	—	—	—	—	—	—	—
	2/12/2010	—	—	—	—	—	30,000	11.71	162,826
	2/12/2010	—	—	—	—	19,766	—	—	270,992
	2/12/2010	—	7,500	15,000	22,500	—	—	—	234,900

(1)
Represents target payout levels for each of the named executive officers under our annual incentive bonus plan for 2010. There is no threshold or maximum payout level under such plan. The actual amount of incentive bonus earned by each

  Named Executive Officer for 2010 is reported under the Non-Equity Incentive Plan Compensation column in the "Summary Compensation Table". Additional information regarding our annual incentive bonus plan is included under Compensation Discussion and Analysis.

(2)
In addition to the non-equity incentive plan discussed in (1) above, an equity incentive plan is also available to our named executive officers. Please see the "Compensation Discussion and Analysis" section of this filing for a discussion of equity incentive compensation for our named executive officers.

(3)
Reflects number of performance shares awarded in February 2010 pursuant to our 1998 Incentive Compensation Plan. The actual number of performance shares earned by the named executive officer will be based on relative total shareholder return among a peer group. Below the 2nd quartile among the peer group, no performance shares will vest. If the Company's total shareholder return is within the 2nd quartile among the peer group, 50% of the performance shares will vest and be earned; if within the 3rd quartile, 100%—or the target number—of the performance shares will vest and be earned; and if within the 4th quartile, 150% of the performance shares will vest and be earned. Amounts shown for threshold, target and maximum represent 50%, 100% and 150% of the target performance shares awarded.

(4)
Reflects awards of restricted stock pursuant to our 1998 Incentive Compensation Plan during 2010. The restricted stock vests ratably over four years at each anniversary of the grant.

(5)
The amounts reported as Option Awards represent the number of shares underlying the stock option grants awarded during 2010. These options vest 25% upon grant and 25% at each of the next three anniversaries and expire after five years.

(6)
In connection with the August 2010 special cash dividend, pursuant to the terms of the 1998 Incentive Compensation Plan, we reduced the exercise price on outstanding stock options by the amount of the dividend, $2.00 per share. These amounts reflect this $2.00 reduction.

(7)
See the footnotes to the Summary Compensation Table for a description of the calculation of the grant date fair value for the equity awards.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth the equity awards to our named executive officers pursuant to our equity incentive plans that were outstanding at December 31, 2010.

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
	Number of Securities Underlying Unexercised Options (#)
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)						Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)(3)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
									Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
							Number of Shares or Units of Stock That Have Not Vested (#)
					Option Exercise Price ($)(1)
						Option Expiration Date
Name	Exercisable	Unexercisable
Richard A. Barasch	25,000	—		—	$1.88	2/28/2011	—		—	—		—
	12,500	—		—	$1.88	2/28/2011	—		—	—		—
	25,000	—		—	$4.45	3/28/2012	—		—	—		—
	13,417	—		—	$3.57	4/1/2013	—		—	—		—
	95,000	95,000	(4)	—	$8.47	2/11/2014	—		—	—		—
	120,000	—		—	$16.47	2/12/2014	—		—	—		—
	15,625	—		—	$16.47	2/12/2014	—		—	—		—
	15,625	—		—	$18.32	2/12/2014	—		—	—		—
	15,625	—		—	$20.35	2/12/2014	—		—	—		—
	15,625	—		—	$22.58	2/12/2014	—		—	—		—
	22,500	7,500	(5)	—	$19.15	6/14/2014	—		—	—		—
	97,500	32,500	(6)	—	$21.83	10/25/2014	—		—	—		—
	37,500	112,500	(7)	—	$11.71	2/12/2015	—		—	—		—
	67,500	22,500	(8)	—	$12.00	3/28/2015	—		—	—		—
	15,625	—		—	$12.00	3/28/2015	—		—	—		—
	15,625	—		—	$13.40	3/28/2015	—		—	—		—
	15,625	—		—	$14.94	3/28/2015	—		—	—		—
	—	15,625	(9)	—	$16.63	3/28/2015	—		—	—		—
	—	—		—	—	—	55,625	(10)	1,137,531	—		—
	—	—		—	—	—	25,788	(11)	527,365	—		—
	—	—		—	—	—	7,142	(12)	146,054	—		—
	—	—		—	—	—	12,500	(13)	255,625	—		—
	—	—		—	—	—	2,500	(14)	51,125	—		—
	—	—		—	—	—	5,415	(15)	110,737	—		—
	—	—		—	—	—	—		—	90,000	(16)	1,840,500
	—	—		—	—	—	—		—	90,000	(17)	1,840,500

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
	Number of Securities Underlying Unexercised Options (#)
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)						Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)(3)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
									Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
							Number of Shares or Units of Stock That Have Not Vested (#)
					Option Exercise Price ($)(1)
						Option Expiration Date
Name	Exercisable	Unexercisable
Robert A. Waegelein	25,000	—		—	$1.88	2/28/2011	—		—	—		—
	12,500	—		—	$1.88	2/28/2011	—		—	—		—
	45,000	—		—	$4.45	3/28/2012	—		—	—		—
	25,000	—		—	$3.57	4/1/2013	—		—	—		—
	42,500	42,500	(4)	—	$8.47	2/11/2014	—		—	—		—
	60,000	—		—	$16.47	2/12/2014	—		—	—		—
	7,812	—		—	$16.47	2/12/2014	—		—	—		—
	7,813	—		—	$18.32	2/12/2014	—		—	—		—
	7,812	—		—	$20.35	2/12/2014	—		—	—		—
	7,813	—		—	$22.58	2/12/2014	—		—	—		—
	15,000	5,000	(5)	—	$19.15	6/14/2014	—		—	—		—
	60,000	20,000	(6)	—	$21.83	10/25/2014	—		—	—		—
	17,500	52,500	(7)	—	$11.71	2/12/2015	—		—	—		—
	33,750	11,250	(8)	—	$12.00	3/28/2015	—		—	—		—
	7,812	—		—	$12.00	3/28/2015	—		—	—		—
	7,813	—		—	$13.40	3/28/2015	—		—	—		—
	7,812	—		—	$14.94	3/28/2015	—		—	—		—
	—	7,813	(9)	—	$16.63	3/28/2015	—		—	—		—
	—	—		—	—	—	21,940	(10)	448,673	—		—
	—	—		—	—	—	10,745	(11)	219,735	—		—
	—	—		—	—	—	6,948	(12)	142,087	—		—
	—	—		—	—	—	7,500	(13)	153,375	—		—
	—	—		—	—	—	1,875	(14)	38,344	—		—
	—	—		—	—	—	4,061	(15)	83,047	—		—
	—	—		—	—	—	—		—	45,000	(16)	920,250
	—	—		—	—	—	—		—	45,000	(17)	920,250
Theodore M. Carpenter, Jr.	30,000	30,000	(4)	—	$8.47	2/11/2014	—		—	—		—
	36,000	—		—	$16.47	2/12/2014	—		—	—		—
	4,687	—		—	$16.47	2/12/2014	—		—	—		—
	4,688	—		—	$18.32	2/12/2014	—		—	—		—
	4,687	—		—	$20.35	2/12/2014	—		—	—		—
	4,688	—		—	$22.58	2/12/2014	—		—	—		—
	60,000	—		—	$8.70	5/28/2014	—		—	—		—
	9,375	3,125	(5)	—	$19.15	6/14/2014	—		—	—		—
	37,500	12,500	(6)	—	$21.83	10/25/2014	—		—	—		—
	11,250	33,750	(7)	—	$11.71	2/12/2015	—		—	—		—
	22,500	7,500	(8)	—	$12.00	3/28/2015	—		—	—		—
	5,000	—		—	$12.00	3/28/2015	—		—	—		—
	5,000	—		—	$13.40	3/28/2015	—		—	—		—
	5,000	—		—	$14.94	3/28/2015	—		—	—		—
	—	5,000	(9)	—	$16.63	3/28/2015	—		—	—		—
	—	—		—	—	—	15,866	(10)	324,460	—		—
	—	—		—	—	—	8,954	(11)	183,109	—		—
	—	—		—	—	—	6,267	(12)	128,160	—		—
	—	—		—	—	—	3,750	(13)	76,688	—		—
	—	—		—	—	—	1,250	(14)	25,563	—		—
	—	—		—	—	—	2,707	(15)	55,358	—		—
	—	—		—	—	—	—		—	35,000	(16)	715,750
	—	—		—	—	—	—		—	35,000	(17)	715,750
John Wardle	7,500	7,500	(18)	—	$10.96	3/10/2013	—		—	—		—
	30,000	30,000	(4)	—	$8.47	2/11/2014	—		—	—		—
	11,250	33,750	(7)	—	$11.71	2/12/2015	—		—	—		—
	—	—		—	—	—	17,930	(10)	366,669	—		—
	—	—		—	—	—	8,954	(11)	183,109	—		—
	—	—		—	—	—	3,750	(19)	76,688	—		—
	—	—		—	—	—	—		—	35,000	(16)	715,750
	—	—		—	—	—	—		—	35,000	(17)	715,750

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
	Number of Securities Underlying Unexercised Options (#)
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)						Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)(3)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
									Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
							Number of Shares or Units of Stock That Have Not Vested (#)
					Option Exercise Price ($)(1)
						Option Expiration Date
Name	Exercisable	Unexercisable
Gary M. Jacobs	20,000	20,000	(4)	—	$8.47	2/11/2014	—		—	—		—
	36,000	—		—	$16.47	2/12/2014	—		—	—		—
	4,687	—		—	$16.47	2/12/2014	—		—	—		—
	4,688	—		—	$18.32	2/12/2014	—		—	—		—
	4,687	—		—	$20.35	2/12/2014	—		—	—		—
	4,688	—		—	$22.58	2/12/2014	—		—	—		—
	9,375	3,125	(5)	—	$19.15	6/14/2014	—		—	—		—
	37,500	12,500	(6)	—	$21.83	10/25/2014	—		—	—		—
	7,500	22,500	(7)	—	$11.71	2/12/2015	—		—	—		—
	19,688	6,563	(8)	—	$12.00	3/28/2015	—		—	—		—
	4,687	—		—	$12.00	3/28/2015	—		—	—		—
	4,688	—		—	$13.40	3/28/2015	—		—	—		—
	4,687	—		—	$14.94	3/28/2015	—		—	—		—
	—	4,688	(9)	—	$16.63	3/28/2015	—		—	—		—
	—	—		—	—	—	19,766	(10)	404,215	—		—
	—	—		—	—	—	7,163	(11)	146,483	—		—
	—	—		—	—	—	5,162	(12)	105,563	—		—
	—	—		—	—	—	3,750	(13)	76,688	—		—
	—	—		—	—	—	1,250	(14)	25,563	—		—
	—	—		—	—	—	2,707	(15)	55,358	—		—
	—	—		—	—	—	—		—	20,000	(16)	409,000
	—	—		—	—	—	—		—	15,000	(17)	306,750

(1)
In connection with the August 2010 special cash dividend, pursuant to the terms of the 1998 Incentive Compensation Plan, we reduced the exercise price on outstanding stock options by the amount of the dividend, $2.00 per share. These amounts reflect this $2.00 reduction.

(2)
Value is based on closing price of our common stock at December 31, 2010 of $20.45.

(3)
Represents target number of performance shares awarded.

(4)
These non-qualified stock options vest 25% upon grant and 25% at each of the next three anniversaries. 25% vested on February 11, 2009 and 2010, with remaining vesting to occur on February 11, 2011 and 2012.

(5)
These non-qualified stock options vest at the rate of 25% per year. 25% vested on June 14, 2008, 2009 and 2010, with remaining vesting to occur on June 14, 2011.

(6)
These non-qualified stock options vest at the rate of 25% per year. 25% vested on October 25, 2008, 2009 and 2010, with remaining vesting to occur on October 25, 2011.

(7)
These non-qualified stock options vest 25% upon grant and 25% at each of the next three anniversaries. 25% vested on February 12, 2010, with remaining vesting to occur on February 12, 2011, 2012 and 2013.

(8)
These non-qualified stock options vest 25% upon grant and 25% at each of the next three anniversaries. 25% vested on March 28, 2008, 2009 and 2010, with remaining vesting to occur on March 28, 2011.

(9)
These non-qualified stock options will fully vest on March 28, 2011, the third anniversary of the grant date.

(10)
This restricted stock vests at the rate of 25% per year, with vesting dates of February 12, 2011, 2012, 2013 and 2014.

(11)
This restricted stock vests at the rate of 25% per year. 25% vested on February 11, 2010, with remaining vesting dates of February 11, 2011, 2012 and 2013.

(12)
This restricted stock vests at the rate of 25% per year. 25% vested on March 28, 2009 and 2010, with remaining vesting dates of March 28, 2011 and 2012.

(13)
This restricted stock vests at the rate of 25% per year. 25% vested on October 25, 2008, 2009 and 2010, with a remaining vesting date of October 25, 2011.

(14)
This restricted stock vests at the rate of 25% per year. 25% vested on June 14, 2008, 2009 and 2010, with a remaining vesting date of June 14, 2011.

(15)
This restricted stock vests at the rate of 25% per year. 25% vested on February 12, 2008, 2009 and 2010, with a remaining vesting date of February 12, 2011.

(16)
These performance shares will fully vest on February 11, 2012, the third anniversary of the grant date. The actual number of performance shares earned by the named executive officer will be based on relative total shareholder return among a peer group, as discussed above.

(17)
These performance shares will fully vest on February 12, 2013, the third anniversary of the grant date. The actual number of performance shares earned by the named executive officer will be based on relative total shareholder return among a peer group, as discussed above.

(18)
These non-qualified stock options vest at the rate of 25% per year. 25% vested on March 10, 2009 and 2010, with remaining vesting to occur on March 10, 2011 and 2012.

(19)
This restricted stock vests at the rate of 25% per year. 25% vested on March 10, 2009 and 2010, with remaining vesting dates of March 10, 2011 and 2012.

Option Exercises and Stock Vested

        The following table sets forth the number and value received upon option exercises during fiscal year 2010 and the value of other stock awards that vested during fiscal year 2010.

Option Exercises and Stock Vesting Table

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Richard A. Barasch	37,500	428,625	35,025	522,589
Robert A. Waegelein	37,500	428,625	22,934	344,499
Theodore M. Carpenter, Jr.	—	—	15,861	236,524
John Wardle	—	—	4,860	70,499
Gary M. Jacobs	30,000	326,500	14,711	219,880

(1)
Stock awards represent restricted stock grants that vested during 2010.

(2)
The value realized on exercise is calculated based on the difference between the closing market price of a share of our common stock and the exercise price of the options on the date of exercise. A particular named executive officer may or may not have sold shares acquired from options exercised, and you should not infer from the inclusion of this information in this table that the named executive officer is or was in actual receipt of the indicated funds.

(3)
The value realized on vesting is based on the closing market price of a share of our common stock on the date of vesting and aggregates the total value realized on various vesting dates. A particular named executive officer may or may not have sold shares, and you should not infer from the inclusion of this information in this table that the named executive officer is or was in actual receipt of the indicated funds.

Potential Payments upon Termination or Change-in-Control

        We have entered into employment arrangements through employment agreements or offer letters with each of our named executive officers. These employment arrangements provide severance benefits in the event of termination of employment. In connection with the Part D Sale Transaction, UAM and CVS Caremark entered into a letter agreement with Mr. Wardle, which will replace Mr. Wardle's existing employment arrangement and sets forth the terms of his employment following the closing of the transaction, including minimum annual base salary, target bonus, retention award, restricted stock unit grant and severance protection under certain circumstances. In addition, Mr. Wardle's existing equity awards will be converted into a cash award of equivalent value at the closing, with vesting and payment terms that are no less favorable than those established generally by UAM as of the closing for similar awards held by other senior executives of UAM. Our Compensation Committee is currently considering offering new employment agreements to its executive officers who will become employees of New UAM following the closing of the Part D Sale Transaction.

        Regardless of the manner in which a named executive officer's employment terminates, he is entitled to receive amounts earned, but not yet then paid, during his term of employment, principally base salary and amounts accrued and vested through our 401(k) Savings Plan. In addition, except as provided in the tables below, each named executive officer is eligible to receive vested equity awards upon a termination of employment for any reason. Each named executive officer is subject to non-competition and non-solicitation covenants under his employment agreement; however, for Messrs. Barasch, Waegelein and Wardle, such covenants do not apply for any termination of employment that occurs within 12 months following a change-in-control.

        The following tables provide information on potential benefits that each named executive officer could receive under their existing employment agreements with UAM under various termination scenarios, calculated as if any termination occurred on December 31, 2010. We would only be able to determine the actual amounts paid to any named executive officer at the time of the executive's separation from us.

Richard A. Barasch, Chairman and Chief Executive Officer

        In the event of termination of employment without cause or for good reason, Mr. Barasch's existing employment arrangements provide for:

  •
  A cash lump sum severance payment equal to (1) two times his base salary plus the lesser of (A) his bonus for the fiscal year prior to termination or (B) his base salary; and (2) a prorated portion of his bonus that he would have been entitled to receive in the year of termination.

  •
  Continued welfare benefit plan coverage for two years.

  •
  Accelerated vesting of all equity awards and the opportunity to exercise such awards for one year following such termination.

        Mr. Barasch receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in his employment agreement), his severance would be enhanced to include:

  •
  An additional lump sum payment equal to two times his base salary.

  •
  Continuation of welfare benefits plan coverage for an additional one-year period.

  •
  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause		Termination by NEO Not for good reason		Terminaton Upon Death or disability		Termination upon retirement		Termination without cause		Termination by NEO for Good Reason		Termination upon Change in Control
Severance:
Base Salary(1)	—		—		—		—		1,923,692	(2)	1,923,692	(2)	3,847,385	(3)
Cash Bonus	—		—		1,510,541	(4)	1,510,541	(4)	2,472,387	(4)(5)	2,472,387	(4)(5)	2,472,387	(4)(5)
Accelerated Vesting(6):
Stock Options	—		—		—		—		2,380,913		2,380,913		2,740,600
Restricted stock	—		—		—		—		2,228,437		2,228,437		2,228,437
Performance Shares	—		—		—		—		3,681,000		3,681,000		3,681,000
Health, life and other benefits(7)	—		—		—		—		24,426		24,426		36,639
Tax Gross up	—		—		—		—		—		—		—	(8)

Subtotal Termination related payments	—		—		1,510,541		1,510,541		12,710,855		12,710,855		15,006,448
Fair Value of Currently Vested Stock Options(9)	4,291,241	(10)	4,291,241	(10)	5,447,604	(11)	5,447,604	(11)	4,291,241	(12)	4,291,241	(12)	4,291,241	(12)

Total	4,291,241		4,291,241		6,958,145		6,958,145		17,002,096		17,002,096		19,297,689

(1)
Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2010.

(2)
Executive entitled to a lump sum payment equal to 200% of base salary, in addition to bonus in (4) and (5), below.

(3)
Executive entitled to a lump sum payment equal to 400% of base salary, in addition to bonus in (4) and (5), below.

(4)
Executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive's termination of employment, payable when the bonus would have otherwise been payable had the executive's employment not terminated. Amount reported is actual cash bonus paid in 2011 in connection with 2010 performance.

(5)
In addition to amount reported in (4) above, executive is entitled to the lesser of (A) bonus for the fiscal year prior to termination or (B) base salary. Amounts shown include actual cash bonus paid in 2011 in connection with 2010 performance plus base salary for 2010.

(6)
Executive entitled to accelerated vesting of all unvested equity awards. Value is based on closing price of our common stock at December 31, 2010 of $20.45. For options, the value reflects the difference between the closing price and the option exercise price. Performance share value represents target number of performance shares awarded.

(7)
Executive entitled to 24 months (and 36 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(8)
Excludes any limited tax gross-up payment in the event that Mr. Barasch is subject to an excise tax imposed by Section 4999 of the Code (which relates to payments that are contingent on a change-in-control), which would be equal to the amount of the excise tax plus a gross-up payment relating solely to the acceleration of his stock options.

(9)
Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2010 of $20.45 and the option exercise price.

(10)
Executive has 90 days to exercise vested stock options, but this period may not exceed the expiration date of the option.

(11)
Executive entitled to exercise vested stock options and stock options scheduled to vest during the year following termination (i) in the case of death or disability for one year following termination or (ii) in the case of retirement, for four years following termination.This period may not exceed the expiration date of the option.

(12)
Executive entitled to exercise vested stock options for one year following termination. This period may not exceed the expiration date of the option.

Robert A. Waegelein, Executive Vice President and Chief Financial Officer

        In the event of termination of employment without cause or for good reason, Mr. Waegelein's existing employment arrangements provide for:

  •
  A cash lump sum severance payment equal to one times base salary.

  •
  Continued welfare benefit plan coverage for 18 months.

        Mr. Waegelein receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive's respective agreement), his severance would be enhanced to include:

  •
  An additional lump sum payment equal to one-half his base salary.

  •
  Continuation of welfare benefits plan coverage for an additional six-month period.

  •
  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause		Termination by NEO Not for good reason		Terminaton Upon Death or disability		Termination without cause		Termination by NEO for Good Reason		Termination upon Change in Control
Severance:
Base Salary(1)	—		—		—		509,101	(2)	509,101	(2)	763,651	(3)
Cash Bonus	—		—		471,004	(4)	471,004	(4)	471,004	(4)	471,004	(4)
Accelerated Vesting(5):
Stock Options	—		—		—		—		—		1,250,475
Restricted stock	—		—		—		—		—		1,085,261
Health, life and other benefits(6)	—		—		—		19,303		19,303		25,737
Tax Gross up	—		—		—		—		—		—	(7)

Subtotal Termination related payments	—		—		471,004		999,408		999,408		3,596,128
Fair Value of Currently Vested Stock Options(8)	3,138,989	(9)	3,138,989	(9)	3,677,922	(10)	3,138,989	(9)	3,138,989	(9)	3,138,989	(9)

Total	3,138,989		3,138,989		4,148,926		4,138,397		4,138,397		6,735,117

(1)
Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2010.

(2)
Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)
Executive entitled to a lump sum payment equal to 150% of base salary, in addition to bonus in (4), below.

(4)
In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive's termination of employment, payable when the bonus would have otherwise been payable had the executive's employment not terminated. In all other cases, executive entitled to unpaid bonus for fiscal year prior to termination. Amount reported is actual cash bonus paid in 2011 in connection with 2010 performance.

(5)
Executive entitled to accelerated vesting of stock options and restricted stock pursuant to terms of equity awards. Value is based on closing price of our common stock at December 31, 2010 of $20.45. For options, the value reflects the difference between the closing price and the option exercise price.

(6)
Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)
Excludes any adjustment in the event that Mr. Waegelein is subject to an excise tax imposed by Section 4999 of the Code (which relates to payments that are contingent on a change-in-control). If Mr. Waegelein is subject to an excise tax, his employment agreement provides for his benefits and payments to be reduced if and to the extent such reduction would result in a larger amount on an after-tax basis.

(8)
Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2010 of $20.45 and the option exercise price.

(9)
Executive has 90 days following termination to exercise vested stock options, but this period may not exceed the expiration date of the option.

(10)
Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

Theodore M. Carpenter, Jr., President of Medicare Advantage Division

        In the event of termination of employment without cause or for good reason (whether before or following a change-in-control), Mr. Carpenter's existing employment arrangements provide for:

  •
  A cash lump sum severance payment equal to two times base salary.

  •
  Continued welfare benefit plan coverage for one year of continued medical benefit plan coverage and Company-paid COBRA coverage for one year following termination, less his share of the premium in effect prior to termination.

Benefits and payments upon termination	Termination for Cause		Termination by NEO Not for good reason		Terminaton Upon Death or disability		Termination without cause		Termination by NEO for Good Reason		Termination upon Change in Control
Compensation:
Base Salary(1)	—		—		—		865,385	(2)	865,385	(2)	865,385	(2)
Cash Bonus	—		—		214,515	(3)	214,515	(3)	214,515	(3)	214,515	(3)
Accelerated Vesting(4):
Stock Options	—		—		—		—		—		871,367
Restricted stock	—		—		—		—		—		793,337
Health, life and other benefits(5)	—		—		—		22,635		22,635		22,635
Tax Gross up	—		—		—		—		—		—

Subtotal Termination related payments	—		—		214,515		1,102,535		1,102,535		2,767,239
Fair Value of Currently Vested Stock Options(6)	1,642,476	(7)	1,642,476	(7)	1,642,476	(8)	1,642,476	(7)	1,642,476	(7)	1,642,476	(7)

Total	1,642,476		1,642,476		1,856,991		2,745,011		2,745,011		4,409,715

(1)
Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2010.

(2)
Executive entitled to a lump sum payment equal to 200% of base salary, in addition to bonus in (3), below.

(3)
Executive entitled to unpaid bonus for fiscal year prior to termination. Amount reported is actual cash bonus paid in 2011 in connection with 2010 performance.

(4)
Executive entitled to accelerated vesting of stock options and restricted stock pursuant to terms of equity awards. Value is based on closing price of our common stock at December 31, 2010 of $20.45. For options, the value reflects the difference between the closing price and the option exercise price.

(5)
The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(6)
Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2010 of $20.45 and the option exercise price.

(7)
Executive has 90 days following termination to exercise vested stock options, but this period may not exceed the expiration date of the option.

(8)
Executive has one year following termination by death or disability to exercise vested stock options, but this period may not exceed the expiration date of the option.

John Wardle, President of Medicare Part D Division

        In the event of termination of employment without cause or for good reason, Mr. Wardle's existing employment arrangements provide for:

  •
  A cash lump sum severance payment equal to one times base salary.

  •
  Continued welfare benefit plan coverage for 12 months.

        Mr. Wardle receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive's respective agreement), his severance would be enhanced to include:

  •
  An additional lump sum payment equal to one-half his base salary.

  •
  Continuation of welfare benefits plan coverage for an additional six-month period.

  •
  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause		Termination by NEO Not for good reason		Terminaton Upon Death or disability		Termination without cause		Termination by NEO for Good Reason		Termination upon Change in Control
Compensation:
Base Salary(1)	—		—		—		432,692	(2)	432,692	(2)	649,038	(3)
Cash Bonus	—		—		407,578	(4)	407,578	(4)	407,578	(4)	407,578	(4)
Accelerated Vesting(5):
Stock Options	—		—		—		—		—		781,950
Restricted stock	—		—		—		—		—		626,465
Health, life and other benefits(6)	—		—		—		1,122		1,122		1,685
Tax Gross up	—		—		—		—		—		—

Subtotal Termination related payments	—		—		407,578		841,392		841,392		2,466,715
Fair Value of Currently Vested Stock Options(7)	528,900	(8)	528,900	(8)	842,513	(9)	528,900	(8)	528,900	(8)	528,900	(8)

Total	528,900		528,900		1,250,091		1,370,292		1,370,292		2,995,615

(1)
Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2010.

(2)
Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)
Executive entitled to a lump sum payment equal to 150% of base salary, in addition to bonus in (4), below.

(4)
In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive's termination of employment, payable when the bonus would have otherwise been payable had the executive's employment not terminated. In all other cases, executive entitled to unpaid bonus for fiscal year prior to termination. Amount reported is actual cash bonus paid in 2011 in connection with 2010 performance.

(5)
Executive entitled to accelerated vesting of stock options and restricted stock pursuant to terms of equity awards. Value is based on closing price of our common stock at December 31, 2010 of $20.45. For options, the value reflects the difference between the closing price and the option exercise price.

(6)
Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)
Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2010 of $20.45 and the option exercise price.

(8)
Executive has 90 days following termination to exercise vested stock options, but this period may not exceed the expiration date of the option.

(9)
Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

Gary M. Jacobs, Senior Vice President of Corporate Development

        In the event of termination of employment without cause or for good reason (whether before or following a change-in-control), Mr. Jacobs' existing employment arrangements provide for:

  •
  A cash lump sum severance payment equal to one times base salary.

  •
  Continued welfare benefit plan coverage for 6 months.

Benefits and payments upon termination	Termination for Cause		Termination by NEO Not for good reason		Terminaton Upon Death or disability		Termination without cause		Termination by NEO for Good Reason		Termination upon Change in Control
Compensation:
Base Salary(1)	—		—		—		352,032	(2)	352,032	(2)	352,032	(2)
Cash Bonus	—		—		236,007	(3)	236,007	(3)	236,007	(3)	236,007	(3)
Accelerated Vesting(4):
Stock Options	—		—		—		—		—		597,128
Restricted stock	—		—		—		—		—		813,869
Health, life and other benefits(5)	—		—		—		6,434		6,434		6,434
Tax Gross up	—		—		—		—		—		—

Subtotal Termination related payments	—		—		236,007		594,473		594,473		2,005,470
Fair Value of Currently Vested Stock Options(6)	754,566	(7)	754,566	(7)	1,010,181	(8)	754,566	(7)	754,566	(7)	754,566	(7)

Total	754,566		754,566		1,246,188		1,349,039		1,349,039		2,760,036

(1)
Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2010.

(2)
Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (3), below.

(3)
In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive's termination of employment, payable when the bonus would have otherwise been payable had the executive's employment not terminated. In all other cases, executive entitled to unpaid bonus for fiscal year prior to termination. Amount reported is actual cash bonus paid in 2011 in connection with 2010 performance.

(4)
Executive entitled to accelerated vesting of stock options and restricted stock pursuant to terms of equity awards. Value is based on closing price of our common stock at December 31, 2010 of $20.45. For options, the value reflects the difference between the closing price and the option exercise price.

(5)
The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(6)
Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2010 of $20.45 and the option exercise price.

(7)
Executive has 90 days following termination to exercise vested stock options, but this period may not exceed the expiration date of the option.

(8)
Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

DIRECTOR COMPENSATION

        The general policy of our Board of Directors is that compensation for non-employee directors should be a mix of cash and equity-based compensation. We do not pay management directors for board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board then reviews the Compensation Committee's recommendations and determines the amount of director compensation.

        During 2010, the directors were compensated pursuant to the following schedule:

Equity Compensation, granted at annual meeting (shares):
Restricted Stock	2,800
Options to purchase Common Stock	12,600
Cash Compensation:
Annual Retainer	$45,000
Committee Chairman fees per year:
Audit Committee Chair	20,000
Investment Committee Chair	20,000
Compensation Committee Chair	15,000
Compliance and Quality Committee Chair	10,000
Nominating and Corporate Governance Committee Chair	10,000
Bid Oversight Committee Chair	10,000
Special Committee, if applicable	30,000
Committee Member fees per year:
Audit Committee Member	10,000
Special Committee Member, if applicable	20,000
Board Meeting Fees:
In-person Meeting (per meeting)	1,500
Telephonic Meeting (per meeting)	—
Committee Meeting Fees:
In-person Meeting (per meeting)	1,000
Telephonic Meeting (per meeting)	500

        The following table shows the total compensation paid to our non-employee directors in 2010. All of our directors during 2010, other than Mr. Barasch, were non-employee directors. Our non-employee directors who have been designated by equity investors pursuant to the shareholders' agreement to which we are a party have instructed us that all director compensation that we pay or issue to them will be paid to the entities that designated them to serve on our board, or to affiliates of those entities.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Barry W. Averill(4)	72,500	41,524	76,469	190,493
Sally W. Crawford(5)	75,000	41,524	76,469	192,993
Matt Etheridge(6)	107,000	41,524	76,469	224,993
Mark M. Harmeling(7)	56,000	41,524	76,469	173,993
Linda H. Lamel(8)	110,500	41,524	85,573	237,597
Patrick J. McLaughlin(9)	104,000	41,524	76,469	221,993
Tom Scully(10)	60,000	41,524	76,469	177,993
Robert F. Wright(11)	112,000	41,524	76,469	229,993
Capital Z(12):
Robert A. Spass(13)	55,500	41,524	76,469	173,493
Christopher Wolfe(13)	70,000	41,524	76,469	187,993
Lee Equity(14):
Mark Gormley(13)	57,000	41,524	76,469	174,993
Perry Capital(15):
Richard Perry(13)	62,000	41,524	76,469	179,993
WCAS(16):
Sean Traynor(13)	55,500	41,524	76,469	173,493

(1)
We awarded the Stock Awards and Option Awards under our 1998 Incentive Compensation Plan, as amended, which we describe in Note 21—"Stock-Based Compensation" of the notes to consolidated financial statements included under Item 8—"Financial Statements and Supplementary Data" in our annual report on Form 10-K for the year ended December 31, 2010.

(2)
The amounts reported as Stock Awards represent the grant date fair value of restricted stock grants awarded to or in respect of our directors during 2010, computed in accordance with Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation. Restricted stock vests ratably over four years at each anniversary of the grant. We determined the grant date fair value for the stock awards granted in 2010 by multiplying the number of restricted shares granted by the closing market price of a share of our common stock on the date of grant (June 2, 2010).

(3)
The amounts reported as Option Awards represent the grant date fair value of stock option grants awarded to or in respect of our directors during 2010 computed in accordance with ASC 718, Compensation—Stock Compensation. We based the exercise price for these options on the closing market price of a share of Universal American Corp. common stock on the grant date (June 2, 2010). Options vest ratably over three years at each anniversary of the grant. We determined the grant date fair value for the option awards granted in 2010 using a Black-Scholes stock option valuation model based on the weighted average assumptions set forth in the table below. We determined the historical daily measurement of volatility based on the expected life of the option granted. We determined the risk-free interest rate by reference to the yield on an outstanding U.S.

  Treasury Note with a term equal to the expected life of the option granted. We determined the expected life by reference to our historical experience.

Annual 6/2/2010
Dividend yield	—%
Volatility	54.67%
Risk-free interest rate	1.72%
Expected life (years)	3.50
Grant date fair value/share	$6.07

  Our non-employee directors or the entities that designate them receive annual grants of non-qualified options and restricted stock pursuant to our 1998 Incentive Compensation Plan at our annual meeting. Additionally, we grant non-qualified options for new non-employee directors upon election or appointment to the board. The options vest ratably at the first, second and third anniversaries and expire after the fifth year. Holders forfeit unvested options upon termination, including retirement. The exercise price for the options granted to non-employee directors is based on the closing market price of a share of our common stock on the grant date (June 2, 2010).

(4)
At December 31, 2010, the director held 55,200 stock options and 4,900 shares of restricted stock.

(5)
At December 31, 2010, the director held 45,200 stock options and 4,900 shares of restricted stock.

(6)
At December 31, 2010, the director held 35,200 stock options and 4,900 shares of restricted stock.

(7)
At December 31, 2010, the director held 72,700 stock options and 4,900 shares of restricted stock.

(8)
At December 31, 2010, the director held 62,200 stock options and 4,900 shares of restricted stock.

(9)
At December 31, 2010, the director held 72,700 stock options and 4,900 shares of restricted stock.

(10)
At December 31, 2010, the director held 12,600 stock options and 2,800 shares of restricted stock.

(11)
At December 31, 2010, the director held 54,700 stock options and 4,900 shares of restricted stock.

(12)
At December 31, 2010, Capital Z held 132,800 stock options and 9,800 shares of restricted stock.

(13)
We pay compensation for the service of each non-employee director designated by an equity investor, and employed by or otherwise affiliated with the equity investor, to the equity investor or its affiliates, not the individual non-employee director.

(14)
At December 31, 2010, Lee Equity held 45,200 stock options and 4,900 shares of restricted stock.

(15)
At December 31, 2010, Perry Capital held 45,200 stock options and 4,900 shares of restricted stock.

(16)
At December 31, 2010, WCAS held 80,400 stock options and 7,000 shares of restricted stock.

Compensation Committee Interlocks and Insider Participation

        During 2010, the following directors served on the Compensation Committee:

  •
  Matthew W. Etheridge,

  •
  Barry W. Averill, and

  •
  Linda H. Lamel, the chair.

Since January 1, 2010, no member of our Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, us or our subsidiaries. There are no interlocking relationships involving our Compensation Committee and the board of directors or compensation committee of any other company which would require disclosure under the executive compensation rules of the SEC.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        The following table indicates the shareholders who have reported beneficial ownership of more than 5% of UAM's outstanding shares of common stock as of March 1, 2011. The information below is based upon the most recent Schedules 13D and 13G filed with the SEC, except as otherwise known by UAM.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Capital Z Partners, Ltd.(3) 142 West 57th Street, 3rd Floor New York, NY 10019	20,353,608	26.8%
Perry Corp.(4) 767 Fifth Avenue, 19th Floor New York, NY 10153	6,837,700	9.0%
Lee-Universal Holdings, LLC(5) 650 Madison Avenue, 21st Floor New York, NY 10022	5,270,867	7.0%
Welsh, Carson, Anderson & Stowe X, L.P.(6) c/o 767 Fifth Avenue, 19th Floor New York, NY 10153	7,032,333	9.3%
Dimensional Fund Advisors LP(7) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	4,407,741	5.8%

(1)
Beneficial ownership assumes the exercise of options held by the beneficial owner that are vested, or will be vested within 60 days after March 1, 2011.

(2)
The percentage of ownership is based on 78,849,492 shares of UAM common stock outstanding, minus 3,138,044 shares held in treasury, as of March 1, 2011. The percentage of class owned by each shareholder is calculated by dividing:

•
the number of shares deemed to be beneficially held by the shareholder as of March 1, 2011, as determined in accordance with Rule 13d-3 of the Exchange Act; by

•
the sum of

•
78,849,492, which is the number of shares of common stock outstanding, minus 3,138,044 shares held in treasury as of March 1, 2011; plus

•
the number of shares of common stock issuable upon exercise of currently exercisable options and other derivative securities held by the shareholder.

(3)
Includes 109,206 shares of UAM common stock which may be acquired through the exercise of stock options which are exercisable currently or within 60 days. By virtue of certain provisions of the voting agreement, dated December 30, 2010 entered into in connection with the Part D Sale Transaction, (the "Voting Agreement"), by and among Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Capital Z Partners III, L.P (which is referred to herein as Capital Z Partners III) and CVS Caremark, CVS Caremark may be deemed to share the power to vote (i) all 14,054,902 shares of UAM common stock beneficially owned by Capital Z Partners, Ltd. (which is referred to herein as Capital Z Partners) which constitute 13,981,083 shares directly held by Capital Z Financial Services Fund II, L.P. and 73,819 shares directly held by its affiliate Capital Z Financial Services Private Fund II, L.P. Capital Z Partners, in its capacity as the general partner of Capital Z Financial Services Fund II, L.P. and Capital Z Financial Services Private Fund II, L.P. and (ii) all 6,189,500 shares beneficially owned by Capital Z Partners III. Capital Z Partners III also owns 605 shares of UAM Series A Preferred Stock, which have no voting rights and are not convertible into UAM common stock by Capital Z Partners III, but are exchangeable for a like number of Series B Preferred Stock, and which are in turn convertible at any time into 60,500 shares of UAM common stock, subject to obtaining the requisite clearance, approval or waiver regarding the exchange of Series A Preferred stock for Series B Preferred stock.

(4)
Includes 20,867 shares of UAM common stock which may be acquired through the exercise of stock options which are exercisable currently or within 60 days. By virtue of certain provisions of the Voting Agreement, dated December 30, 2010, by and between Perry Corp. and CVS Caremark, CVS Caremark may be deemed to share the power to vote all 6,837,700 shares of UAM common stock beneficially owned by Perry Corp. Also, Perry Corp. is the owner of 41,500 shares of Series A preferred stock, which have no voting rights and are not convertible into common stock, but are exchangeable for a like number of Series B preferred stock, and which are in turn convertible at any time into 4,150,000 shares of common stock, subject to obtaining the requisite clearance, approval or waiver regarding the exchange of Series A preferred stock for Series B preferred stock.

(5)
Includes 20,867 shares of UAM common stock which may be acquired through the exercise of stock options which are exercisable currently or within 60 days. By virtue of certain provisions of the Voting Agreement, dated December 30, 2010, by and between Lee-Universal Holdings, LLC and CVS Caremark, CVS Caremark may be deemed to share the power to vote all 5,250,000 shares beneficially owned by Lee-Universal Holdings, LLC. In addition, Thomas H. Lee, as the managing member of Lee Equity Partners, LLC, which is the non-member manager of Lee-Universal Holdings, LLC, has shared voting power and shared dispositive power over all 5,250,000 shares.

(6)
Includes 31,733 shares of UAM common stock which may be acquired through the exercise of stock options which are exercisable currently or within 60 days. By virtue of certain provisions of the Voting Agreement, dated December 30, 2010, by and between Welsh, Carson, Anderson & Stowe X, L.P. (which is referred to herein as WCAS) and CVS Caremark, CVS Caremark may be deemed to share the power to vote all 6,999,200 shares of UAM common stock beneficially owned by WCAS. In addition, WCAS X Associates LLC, in its capacity as the general partner of WCAS, has shared voting power and shared dispositive power over all 6,999,200 shares.

(7)
Based upon information contained in a Schedule 13G filed with the SEC on February 11, 2011.

Ownership of UAM Common Stock by Directors and Executive Officers

        The following table shows information regarding the amount of UAM common stock beneficially owned as of March 1, 2011 by (a) the members of UAM's board of directors; (b) UAM's chief executive officer and the four other named executive officers other than the chief executive officer and (c) UAM's directors and executive officers as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Richard A. Barasch Chief Executive Officer and Chairman of the Board	3,124,153	(4)	4.1%
Barry W. Averill Director	33,250	(5)	*
Sally W. Crawford Director	26,467	(6)	*
Matthew W. Etheridge Director	16,467	(7)	*
Mark K. Gormley Director (designated by Lee-Universal)(8)(9)	56,259		*
Mark M. Harmeling Director	101,275	(10)	*
Linda H. Lamel Director	48,067	(11)	*
Patrick J. McLaughlin Director	110,967	(12)	*
Richard C. Perry Director (designated by Perry)(8)(13)	—		*
Thomas A. Scully Director(14)	138,680		*
Robert A. Spass Director (designated by Capital Z)(8)(15)	162,047		*
Sean M. Traynor Director (designated by WCAS)(8)(16)	12,981		*
Christopher E. Wolfe Director (designated by Capital Z)(8)(17)	—		*
Robert F. Wright Director	216,242	(18)	*
Robert A. Waegelein Executive Vice President and Chief Financial Officer	943,049	(19)	1.2%
Ted Carpenter President, Medicare Advantage Division	453,314	(20)	*
John Wardle President, Medicare Part D Division	183,260	(21)	*
Gary M. Jacobs Senior Vice President of Corporate Development	437,052	(22)	*
All Directors and Executive Officers as a Group(23)	6,188,929		8.0%

*
Less than 1%

(1)
Unless otherwise noted, each person's address is in care of Universal American Corp., Six International Drive, Suite 190, Rye Brook, New York 10573.

(2)
For purposes of this security ownership table, beneficial ownership includes currently exercisable options and options exercisable within 60 days after March 1, 2011. Except as otherwise noted below, all shares of UAM common stock, vested options and all restricted stock are owned beneficially by the individual listed with sole voting and investment power.

(3)
We have calculated the percentage of the class for each shareholder by dividing:

•
the number of shares deemed to be beneficially held by the shareholder as of March 1, 2011, as determined in accordance with Rule 13d-3 of the Exchange Act, by

•
the sum of

•
78,849,492, which is the number of shares of UAM common stock outstanding, minus 3,138,044 shares held in treasury, as of March 1, 2011, plus

•
the number of shares of UAM common stock issuable upon exercise of currently exercisable options and other derivative securities held by the shareholder.

(4)
Includes 710,917 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011. Also includes 735,430 shares of UAM common stock which are held directly by, or in trust for, members of Mr. Barasch's immediate family as to which Mr. Barasch disclaims beneficial ownership.

(5)
Includes 25,867 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(6)
Includes 20,867 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(7)
Includes 10,867 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(8)
The beneficial ownership reported for the non-employee director designees of UAM's equity investors reflects their personal holdings and does not reflect any shares or other beneficial ownership arising from their service on the UAM Board or their association with such equity investor. Compensation for the service of the non-employee director designees of UAM's respective equity investors in the form of cash or equity awards is paid to the respective equity investors or their affiliates, not the individual non-employee designee.

(9)
Address is c/o Lee Equity, 767 Fifth Avenue, New York, NY 10153. Mr. Gormley is a Partner of Lee Equity. Mr. Gormley disclaims beneficial ownership of all shares of UAM common stock that are beneficially owned by Lee Equity.

(10)
Includes 48,367 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(11)
Includes 34,867 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(12)
Includes 48,367 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(13)
Mr. Perry is the president, sole director and sole stockholder of Perry Corp. Perry Corp. may be deemed to be the indirect beneficial owner of 6,816,833 shares of UAM common stock and options to purchase 20,867 shares of UAM common stock. Each of Mr. Perry and Perry Corp. disclaims beneficial ownership of all shares of UAM common stock and options to purchase shares of UAM common stock, except to the extent of any pecuniary interest therein.

(14)
Mr. Scully is a general partner of WCAS. Mr. Scully disclaims beneficial ownership of all shares of UAM common stock that are beneficially owned by WCAS.

(15)
Address is c/o Capital Z Management, LLC, 142 West 57th Street, New York, NY 10019. Mr. Spass is a shareholder of Capital Z Partners, Ltd. and a member of Capital Z Partners III. Mr. Spass disclaims beneficial ownership of all shares of UAM common stock that are beneficially owned by Capital Z and Capital Z Partners III.

(16)
Address is c/o Welsh, Carson, Anderson & Stowe, 320 Park Avenue, Suite 2500, New York, NY 10022. Mr. Traynor is a general partner of WCAS. Mr. Traynor disclaims beneficial ownership of all shares of UAM common stock that are beneficially owned by WCAS.

(17)
Address is c/o Capital Z Management, LLC, 142 West 57th Street, New York, NY 10019. Mr. Wolfe is a principal of Capital Z Partners, Ltd. Mr. Wolfe disclaims beneficial ownership of all shares of UAM common stock that are beneficially owned by Capital Z.

(18)
Includes 30,367 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(19)
Includes 411,250 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(20)
Includes 279,125 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(21)
Includes 78,750 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(22)
Includes 191,625 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

(23)
Includes 1,947,484 shares of UAM common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after March 1, 2011.

Equity Compensation Plan Information

        The following table sets forth information relating to equity securities authorized for issuance under our equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,563,699	$12.97	2,477,313
Equity compensation plans not approved by security holders	—	—	—

Total	5,563,699	$12.97	2,477,313

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

        Our Audit Committee is responsible for the review and approval of any transaction, relationship or arrangement in which we are a participant and that involves board members, our executive officers, beneficial owners of more than 5% of our common stock, their immediate family members, domestic partners and companies in which they have a material interest. We refer to these as related party transactions and to the persons or entities involved as related persons. Our Audit Committee evaluates related party transactions for purposes of recommending to the disinterested members of the board that the transactions are fair, reasonable and within our policies and practices and should be approved or ratified. Where appropriate, we may establish a special committee of disinterested directors to review such transactions.

        Under our Code of Business Conduct and Ethics, our directors and employees must report any circumstances that may create or appear to create a conflict between us and the interests of the related person, regardless of the amount involved. Our directors and executive officers must also periodically confirm information about related person transactions.

        Except as set forth below, we do not have any written standards for approving related party transactions. However, the Audit Committee only approves a related party transaction if it believes the transaction is in our and our shareholders' best interest. The Audit Committee considers the appropriateness of any related party transaction in light of all relevant factors including:

  •
  the benefits of the transaction to us;

  •
  the terms of the transaction and whether they are arm's-length and in the ordinary course of business for both parties;

  •
  the direct or indirect nature of the related party's interest in the transaction;

  •
  the size and expected duration of the transaction; and

  •
  other facts and circumstances that bear on the materiality of the related party transaction under applicable law and NYSE listing standards.

        In addition, in connection with the settlement of a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino v. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright, index no. 07-13422, in the Supreme Court for New York State, Westchester County, which we have described in Item 3—Legal Proceedings in our annual report on Form 10-K for the year ended December 31, 2008, we amended our by-laws to provide that, in the event that a related person transaction, as defined in the by-law amendment, is proposed, our board will appoint a special transactions committee composed of at least three independent directors, unless a committee cannot be appointed in a timely fashion, in which event our Audit Committee will serve as the special transactions committee.

        The by-law amendment defines a related person transaction as any transaction or arrangement, or any series of similar transactions or arrangements, or any material modification or material amendment of any transaction or arrangement or any waiver with respect to any material matter under any of these transactions or arrangements, in which we are a party and a related person, as defined in the by-law amendment, is also a party thereto or has a direct or indirect material interest therein, other than:

  •
  compensation arrangements for executive officers, employees or consultants other than directors or nominees for election as a director for their services as have been approved by our compensation committee, and employee benefits regularly provided under plans and programs generally available to employees, provided, however, that personal benefits other than de minimis benefits from the use of assets owned or provided by us and not used primarily business purposes, are considered to be a related person transaction;

  •
  use of property, equipment or other assets owned or provided by us by a related person primarily for our business purposes, so long as this use does not violate any of our policies regarding these uses;

  •
  reimbursement of business expenses incurred by a director or officer in the performance of his or her duties and approved for reimbursement by us in accordance with our customary or published policies and practices;

  •
  compensation, indemnification or advancement arrangements for non-employee directors for their services as have been approved by our board or a board committee or subcommittee;

  •
  transactions and arrangements between us and any portfolio company of the investor funds that are parties to our stockholders' agreement described below, provided that the transaction or arrangement between us and the portfolio company is in the ordinary course of business and not an extraordinary transaction, and is offered to or provided by us on terms and conditions in all material respects consistent with those that we generally offer to our customers and suppliers that are not affiliates for comparable transactions or arrangements;

  •
  transactions and arrangements involving the expenditure or future expenditure of less than $25,000 when aggregated with all similar transactions and arrangements;

  •
  the issuance of common stock or other securities pursuant to any stock split, stock dividend or the like effected by us, so long as issue the common stock or other securities on the same basis to all holders of a class of our securities;

  •
  the acquisition by us of our common stock or other securities:

  •
  pursuant to a public tender offer,

  •
  in accordance with the provisions of Rule 10b-18 of the rules promulgated under the Exchange Act, or

  •
  in a private transaction, provided that the private transaction relates to the acquisition by us of a security that is publicly-traded on an exchange and provided further that the price per share or per unit is no greater than the closing price of the security on the trading day immediately before the consummation of such transaction;

  •
  the acquisition of common stock or other securities as a result of the exercise, exchange or conversion of our then-outstanding securities, such as options to purchase our common stock issued pursuant to our 1998 Incentive Compensation Plan, as amended, or any successor plan;

  •
  the acquisition of our securities in connection with a "bona fide private financing" to multiple purchasers the majority of whom, by amount purchased, are not related persons; and

  •
  any arrangements or obligations of either us or any related person under or arising from the principal agreements relating to the acquisition of MemberHealth and the financing of that acquisition by our equity investors.

        The by-law amendment defines a related person as:

  •
  any of our directors or executive officers;

  •
  any nominee for director if disclosure is provided in a proxy or information statement relating to the election of directors;

  •
  any of our shareholders who is known to the board to own of record or beneficially, as defined under Section 13 of the Exchange Act and the rules promulgated thereunder, more than five percent of our outstanding voting power;

  •
  any immediate family member of the foregoing persons, such as any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, or any person, other than a tenant, employee or guest, generally sharing the household of the person;

  •
  any person or entity known to the board to be an affiliate of any person listed above; or

  •
  any person or entity that proposes to enter into a financial transaction, arrangement or relationship with us if the board or a board committee or subcommittee determines that the transaction would require disclosure under Item 404 of Regulation S-K of the rules under the Exchange Act.

        The special transactions committee must approve any related person transaction, and may only approve a related person transaction if the members determine that the transaction is in the best interest of our company after taking into account all factors and considerations that they may deem appropriate. This determination must, if applicable, be based upon the following factors and considerations, as well as any others the committee shall deem relevant:

  •
  whether the proposed related person transaction is on terms comparable to those that could be obtained through arm's-length dealings with an unrelated party;

  •
  relevant details about the related person's interest in the proposed related person transaction;

  •
  the benefits of the proposed related person transaction to us, the business justification for the proposed related person transaction, and the degree to which the proposed related person transaction is reasonable in light of any alternatives to the proposed related person transaction that the special transactions committee reasonably believes are available to us;

  •
  whether the proposed related person transaction arises in the ordinary course of our business; and

  •
  the effect of the related person transaction on our business and operations, including on our internal control over financial reporting and system of disclosure controls or procedures.

        To the extent that a related person transaction involves a purchase or sale to or from a related person of securities which would account for five percent or more of the our outstanding voting power, we must use our reasonable best efforts to obtain an opinion from a reputable investment banker as to the fairness, from a financial point of view, to us of the price, unless

  •
  the transaction involves a public offering by us for cash, or a "bona fide private financing," as defined under Section 312.04 of the New York Stock Exchange's Listed Company Manual, if the financing involves a sale of common stock, for cash, at a price at least as great as each of the book and market value of our common stock, or of securities convertible into or exercisable for common stock, for cash, if the conversion or exercise price is at least as great as each of the book and market value of our common stock, or

  •
  the members of our board whose responsibility it is to consider a related person transaction determine in good faith that there is a reasonable likelihood that the delay or expense involved in seeking or securing a fairness opinion would result in a material adverse effect on our financial condition.

Prior to December 31, 2011, we may alter, amend or repeal this by-law amendment only if

  •
  the alteration, amendment or repeal has been approved by the requisite number of votes or consents of our shareholders or directors necessary to amend any by-law generally, and

  •
  the alteration, amendment or repeal has been approved by the votes cast by at least a majority of the votes cast by our public shareholders, as defined in the by-law amendment, casting votes on the matter.

This by-law amendment appears in Section 10 of our amended and restated by-laws, which we filed as Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2008.

Relationship with Equity Investors

        As of March 31, 2010, WCAS X owned approximately 9% of our voting stock, Capital Z and its affiliates owned approximately 27% of our voting stock, Lee-Universal and its affiliates collectively owned approximately 7% of our voting stock, and Perry and its affiliates collectively owned approximately 9% of our voting stock, in each case assuming the exercise of options or other derivative securities held by the beneficial owner that are exercisable, or will be exercisable within 60 days after March 31, 2010. These percentages do not reflect the ownership of shares of our Series A preferred stock, which is not voting stock. The holders have the contractual right to exchange shares of series A preferred stock for shares of our series B preferred stock, subject to specified conditions. We refer collectively to these investors in our company as the equity investors.

Board of Directors Provisions

        Upon the execution of the stockholders' agreement with our equity investors, our board of directors increased its size from nine to 13 directors. Our board subsequently increased its size to 14 directors. Our board consists of:

  •
  two directors, Christopher E. Wolfe and Robert A. Spass, designated by Capital Z,

  •
  one director, Sean M. Traynor, designated by the WCAS entities,

  •
  one director, Mark K. Gormley, designated by Lee-Universal,

  •
  one director, Richard C. Perry, designated by Perry,

  •
  one director who is required to be our then current chief executive officer, and

  •
  eight additional directors who each satisfy the criteria for "independent director" under the rules of the principal stock exchange on which our common stock is listed, currently the New York Stock Exchange.

Director Independence

        The board of directors has determined that to be considered independent, a director may not have any direct or indirect material relationships with us. In making a determination of whether a material relationship exists, the board considers the director's commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships and all other relevant facts and circumstances. The board also reviewed the independence of our directors in accordance with the corporate governance standards for companies traded on the New York Stock Exchange set forth in Section 303A of the New York Stock Exchange Listed Company Manual.

        Consistent with these considerations, the board has reviewed all relationships between us and the members of the board, and has affirmatively determined that a majority of our directors are independent within the meaning of the rules of New York Stock Exchange. More specifically, our board has determined each of our directors, other than Mr. Barasch, our chief executive officer, is an independent director. In making this determination, our board considered the shares of UAM stock held by each of our directors and its affiliates.

        Our Audit Committee consists of Messrs. McLaughlin and Wright and Ms. Lamel. The board has determined that each of the directors serving on the Audit Committee satisfies the independence standards set forth in our Audit Committee charter and is independent within the meaning of the applicable rules of the New York Stock Exchange and Rule 10A-3 of the Exchange Act.

        Our Compensation Committee consists of Ms. Lamel and Messrs. Averill and Etheridge. The board has determined that each of the directors serving on the Compensation Committee satisfies the independence standards set forth in our Compensation Committee charter and is independent within the meaning of the applicable rules of the New York Stock Exchange.

        Our Nominating and Governance Committee consists of Ms. Crawford and Messrs. Harmeling and Wright. The board has determined that each of the directors serving on the Nominating and Governance Committee satisfies the independence standards set forth in our Nominating and Governance Committee charter and are independent within the meaning of the applicable rules of the New York Stock Exchange.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Expense of Independent Registered Public Accounting Firm

        Ernst & Young served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

        The table below provides details of the fees that we paid to Ernst & Young for professional services rendered by Ernst & Young in 2010 and 2009. The Audit Committee approved all of these services in conformity with its pre-approval process.

	2010	2009
Audit Fees(1)	$3,347,478	$3,867,004
Audit-Related Fees(2)	158,500	60,000
Tax Fees(3)	81,872	89,232
All Other Fees(4)	2,000	1,995

Total Fees	$3,589,850	$4,018,231

(1)
Reflects all services performed to comply with generally accepted auditing standards and the Public Company Accounting Oversight Board, and services that generally only our independent registered public accounting firm can provide. These fees cover our audit, and as required, the audit of various subsidiaries, the audit of the effectiveness of internal control over financial reporting, quarterly reviews, statutory audits, attest services required by applicable law, and comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)
Reflects assurance and related services rendered by Ernst & Young for the audit of our 401(k) plan, accounting consultations in connection with proposed or consummated acquisitions or dispositions and services relating to the review of audit work papers by third parties.

(3)
Reflects all services performed by professional staff in the independent registered public accounting firm's tax division for tax consultation and compliance services, except for those services related to the audit of our financial statements.

(4)
Reflects fees for other permitted products and services provided by Ernst & Young, primarily for the annual renewal of software licenses for accounting research software. The Audit Committee considered the nature of the services covered under "All Other Fees" and determined that these services provided by Ernst & Young were compatible with maintaining Ernst & Young's independence.

Pre-Approval Policies and Procedures

        Under its charter, the Audit Committee has the sole authority to appoint or replace the independent registered public accounting firm subject, if applicable, to shareholder ratification. The Audit Committee is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm, as well as resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting, for the purpose of preparing or issuing an audit report or related work. The Audit Committee engages the independent registered public accounting firm directly, and the independent registered public accounting firm reports directly to the Audit Committee.

        The Audit Committee has adopted a formal policy whereby it pre-approves all audit, review and attest services and all other permitted tax and non-audit services, including fees and terms of engagement, to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by the Audit Committee prior to the completion of the services. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year and the cost for performing these services, which the Audit Committee must formally approve before the audit commences.

        If we cannot obtain pre-approval for auditing services and permitted non-audit services as a result of inherent time constraints in the matter for which these services are required, the chairperson of the Audit Committee has authority to pre-approve the services, provided that the estimated cost of the services on each such occasion does not exceed $25,000, and the chairperson of the Audit Committee will report the pre-approval for ratification to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.11.1	Second Amendment to Credit Agreement, dated as of July 27, 2010, by and among Universal American Corp., the Lenders party thereto and Bank of America, N.A. as administrative agent for the Lenders.
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
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN CORP.
March 31, 2011	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer