Form 10-Q
period 2011-03-31
UNIVERSAL AMERICAN CORP.
filed 2011-04-28
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 25, 2011
$0.01 par value	75,780,740 shares

        As used in this quarterly report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward-looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will," and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

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

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	March 31, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2011, $1,256,233; 2010, $1,388,604;)	$1,264,567	$1,398,498
Other invested assets	1,454	1,409

Total investments	1,266,021	1,399,907
Cash and cash equivalents	83,343	65,444
Accrued investment income	11,731	12,455
Deferred policy acquisition costs	142,452	144,750
Reinsurance recoverables—life	584,265	590,253
Reinsurance recoverables—health	124,601	127,931
Due and unpaid premiums	168,070	53,332
Present value of future profits and other amortizing intangible assets	139,057	144,241
Goodwill and other indefinite lived intangible assets	525,673	525,674
Income taxes receivable	18,289	—
CMS contract deposit receivables	17,737	196,584
Other Part D receivables	290,260	214,183
Advances to agents	31,650	37,022
Other assets	155,504	144,234

Total assets	$3,558,653	$3,656,010

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$577,407	$582,248
Reserves for future policy benefits—health	408,679	407,312
Policy and contract claims—health	397,351	374,539
Premiums received in advance	11,385	16,410
Loan payable	232,022	232,872
Other long-term debt	110,000	110,000
Amounts due to reinsurers	5,998	6,710
Income taxes payable	—	48,983
Deferred income tax payable	62,178	61,794
Other Part D payables	87,666	107,031
Other liabilities	199,989	205,417

Total liabilities	2,092,675	2,153,316

Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred Stock (Authorized: 3 million shares):
Series A Preferred Stock (Authorized: 300,000 shares, issued and outstanding: 42,105 shares, liquidation value 2011, $96,463; 2010, $86,105)	42	42
Series B Preferred Stock (Authorized: 300,000 shares)	—	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2011, 79.3 million shares; 2010, 78.6 million shares)	793	786
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	807,841	801,155
Accumulated other comprehensive loss	(2,628)	(2,469)
Retained earnings	702,371	734,598
Less: Treasury Stock (2011, 3.5 million shares; 2010, 2.9 million shares)	(42,441)	(31,418)

Total stockholders' equity	1,465,978	1,502,694

Total liabilities and stockholders' equity	$3,558,653	$3,656,010

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands, per share amounts in dollars)

	2011	2010
Net premium and policyholder fees earned	$1,227,823	$1,497,448
Net investment income	13,103	10,797
Fee and other income	1,148	4,813
Realized loss:
Total other-than-temporary impairment losses on securities	—	(131)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	—	(131)
Realized loss, excluding other-than-temporary impairment losses on securities	(236)	(153)

Net realized loss on investments	(236)	(284)

Total revenues	1,241,838	1,512,774

Benefits, claims and expenses:
Claims and other benefits	1,126,821	1,334,773
Change in deferred acquisition costs	2,298	2,984
Amortization of present value of future profits and other amortizing intangible assets	5,184	5,937
Commissions	19,876	30,798
Reinsurance commissions and expense allowances	(3,195)	(4,639)
Interest expense	4,675	5,013
Other operating costs and expenses	137,896	139,334

Total benefits, claims and expenses	1,293,555	1,514,200

Loss before income taxes	(51,717)	(1,426)
Benefit from income taxes	(19,490)	(2,827)

Net (loss) income	$(32,227)	$1,401

(Loss) earnings per common share:
Basic	$(0.41)	$0.02

Diluted	$(0.41)	$0.02

Weighted average shares outstanding:
Weighted average common shares outstanding	77,390	84,895
Less weighted average treasury shares	(3,092)	(11,274)

Basic weighted shares outstanding	74,298	73,621
Weighted average common equivalent of preferred shares outstanding	4,211	4,211
Effect of dilutive securities	—	306

Diluted weighted shares outstanding	78,509	78,138

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands)

	Preferred Stock Series A	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2010
Balance at January 1, 2010	$42	$879	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	1,401	—	1,401
Other comprehensive income	—	—	—	3,482	—	—	3,482

Comprehensive income							4,883

Issuance of common stock	—	2	1,368	—	—	—	1,370
Stock based compensation	—	—	1,573	—	—	—	1,573
Retire Treasury stock	—	(100)	(98,959)	—	—	99,059	—
Treasury shares purchased, at cost	—	—	—	—	—	(1,256)	(1,256)
Treasury shares reissued	—	—	4,706	—	—	8,961	13,667

Balance at March 31, 2010	$42	$781	$789,397	$(4,433)	$711,096	$(27,182)	$1,469,701

2011
Balance at January 1, 2011	$42	$786	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Net loss	—	—	—	—	(32,227)	—	(32,227)
Other comprehensive loss	—	—	—	(159)	—	—	(159)

Comprehensive loss							(32,386)

Issuance of common stock	—	7	5,258	—	—	—	5,265
Stock based compensation	—	—	1,498	—	—	—	1,498
Treasury shares purchased, at cost	—	—	—	—	—	(10,786)	(10,786)
Treasury shares reissued	—	—	(70)	—	—	(237)	(307)

Balance at March 31, 2011	$42	$793	$807,841	$(2,628)	$702,371	$(42,441)	$1,465,978

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands)

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(32,227)	$1,401
Adjustments to reconcile net income to cash provided by operating activities, net of balances sold:
Deferred income taxes	470	(4,599)
Realized losses on investments	236	284
Amortization of intangible assets	5,184	5,936
Net amortization of bond premium	2,250	791
Depreciation expense	3,248	4,667
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2,298	2,984
Reserves and other policy liabilities—life	(4,841)	(8,501)
Reserves for future policy benefits—health	1,367	938
Policy and contract claims—health	22,812	124,627
Reinsurance balances	8,606	7,716
Due and unpaid/advance premium, net	(119,763)	(150,692)
Income taxes payable/receivable	(67,272)	(22,840)
Other Part D (payables)/receivables	(95,442)	(106,727)
Other, net	(3,136)	(13,031)

Cash used in operating activities	(276,210)	(157,046)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	466,977	44,631
Cost of fixed maturity investments purchased	(336,727)	(6,269)
Purchase of fixed assets	(2,711)	(2,641)
Other investing activities	(5,697)	(388)

Cash provided by investing activities	121,842	35,333

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	5,265	1,370
Cost of treasury stock purchases	(10,786)	(1,256)
Dividends paid to stockholders	(209)	—
Receipts from CMS contract deposits	1,099,562	990,103
Withdrawals from CMS contract deposits	(920,715)	(778,355)
Principal repayment on loan payable and other long-term debt	(850)	(832)

Cash provided by financing activities	172,267	211,030

Net increase in cash and cash equivalents	17,899	89,317
Cash and cash equivalents at beginning of year	65,444	856,958

Cash and cash equivalents at end of year	$83,343	$946,275

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

        On December 30, 2010, we entered into (i) an Agreement and Plan of Merger (the "CVS Agreement") with CVS Caremark Corporation ("CVS Caremark") and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark, to provide for the purchase of our Medicare Part D Business by CVS Caremark and (ii) a Separation Agreement with Universal American Spin Corp., a newly-formed wholly-owned subsidiary of the Company ("Newco"), to provide for the separation of our Medicare Part D Business from our remaining businesses, which include our Medicare Advantage and Traditional Insurance businesses. We refer to the sale of our Medicare Part D Business to CVS Caremark and related transactions as the "Part D Transaction" or the "Transactions."

        Pursuant to the CVS Agreement, CVS Caremark will pay Universal American shareholders $1.25 billion plus the excess capital in the entities that operate our Medicare Part D Business as of December 31, 2010, less the amount of our outstanding debt and trust preferred securities and certain other amounts. On April 27, 2010, the Company's shareholders approved the adoption of the CVS Agreement. Of the shares voted at the special meeting, over 99% were cast in favor of adoption of the CVS Agreement, representing approximately 90% of the total shares outstanding and entitled to vote. We expect to close the Part D Transaction on Friday April 29, 2011. Shareholders as of the close of trading on April 29, 2011 will receive $14.00 in cash and one share of New Universal American, a Delaware corporation that will own and operate all of the Company's non-Medicare Part D businesses, including the Medicare Advantage and Traditional Insurance businesses. At the closing, New Universal American will be renamed "Universal American Corp." and its shares will be listed on the New York Stock Exchange and trade under the ticker symbol: UAM.

        In connection with the closing of the Part D Transaction, Old Universal American intends to make an election under Section 338(h)(10) of the Internal Revenue Code to realize its higher tax basis in the assets of New Universal American. In order to qualify to make the Section 338(h)(10) election and increase cash proceeds to shareholders, on April 26, 2011 the Company entered into a Stock Purchase Agreement to sell $40 million of New Universal American preferred stock at the closing of the Part D Transaction. For further description of the preferred stock, see Note 15—Subsequent Events in the Notes to Consolidated Financial Statements.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information, the reader of this quarterly report on Form 10-Q should refer to our annual report on Form 10-K for the year ended December 31, 2010, that was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2011. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Deferred Acquisition Costs:    On September 29, 2010, ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts was ratified by the Financial Accounting Standards Board, known as FASB. The ASU amends FASB ASC Topic 944, Financial Services—Insurance. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of a successful contract acquisition incurred with independent third parties and the portion of the total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption; the election must be made at the reporting entity level. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management has not yet determined the impact of adoption of this new guidance on our consolidated financial position or results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Fair Value Disclosures:    In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures, which updates ASC 820-10-20, Fair Value Measurements and Disclosures. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on our consolidated financial position or results of operations. The new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010. Management has implemented these new disclosure requirements in this filing on Form 10-Q.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2011
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$39,829	$207	$(92)	$—	$39,944
Government sponsored agencies	22,182	1,222	(108)	—	23,296
Other political subdivisions	141,090	379	(3,147)	—	138,322
Corporate debt securities	529,121	12,972	(3,679)	—	538,414
Foreign debt securities	97,398	1,230	(538)	—	98,090
Residential mortgage-backed securities	243,639	7,807	(2,172)	—	249,274
Commercial mortgage-backed securities	91,525	125	(1,924)	—	89,726
Other asset-backed securities	91,449	2,128	(3,130)	(2,946)	87,501

	$1,256,233	$26,070	$(14,790)	$(2,946)	$1,264,567

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	December 31, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$75,543	$247	$(598)	$—	$75,192
Government sponsored agencies	81,097	1,954	(88)	—	82,963
Other political subdivisions	154,348	350	(3,514)	—	151,184
Corporate debt securities	585,629	13,883	(4,252)	—	595,260
Foreign debt securities	104,554	888	(808)	—	104,634
Residential mortgage-backed securities	197,033	8,468	(1,364)	—	204,137
Commercial mortgage-backed securities	91,674	151	(2,102)	—	89,723
Other asset-backed securities	98,726	2,965	(2,896)	(3,390)	95,405

	$1,388,604	$28,906	$(15,622)	$(3,390)	$1,398,498

(1)
Other-than-temporary impairments.

        At March 31, 2011, gross unrealized losses on mortgage-backed and asset-backed securities totaled $10.2 million, consisting primarily of unrealized losses of $5.8 million on subprime residential mortgage loans, as discussed below, $2.4 million related to other residential mortgage-backed securities and $1.4 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the expected deterioration of collectability of the underlying mortgages. The fair value of the other securities is primarily due to changes in interest rates. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$51,211	$52,790
Due after 1 year through 5 years	441,957	448,781
Due after 5 years through 10 years	306,267	307,216
Due after 10 years	30,185	29,279
Mortgage and asset-backed securities	426,613	426,501

	$1,256,233	$1,264,567

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of March 31, 2011 and December 31, 2010 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$16,960	$(92)	$—	$—	$16,960	$(92)
Government sponsored agencies	4,604	(108)	—	—	4,604	(108)
Other political subdivisions	120,827	(3,147)	—	—	120,827	(3,147)
Corporate debt securities	234,040	(3,583)	1,007	(96)	235,047	(3,679)
Foreign debt securities	41,275	(538)	—	—	41,275	(538)
Residential mortgage-backed securities	119,500	(1,753)	732	(419)	120,232	(2,172)
Commercial mortgage-backed securities	68,700	(1,005)	1,919	(919)	70,619	(1,924)
Other asset-backed securities	37,302	(559)	15,535	(5,517)	52,837	(6,076)

Total fixed maturities	$643,208	$(10,785)	$19,193	$(6,951)	$662,401	$(17,736)

Total number of securities in an unrealized loss position						245

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$39,345	$(598)	$—	$—	$39,345	$(598)
Government sponsored agencies	48,057	(88)	—	—	48,057	(88)
Other political subdivisions	139,968	(3,514)	—	—	139,968	(3,514)
Corporate debt securities	260,968	(4,162)	1,014	(90)	261,982	(4,252)
Foreign debt securities	68,776	(808)	—	—	68,776	(808)
Residential mortgage-backed securities	61,774	(1,280)	813	(84)	62,587	(1,364)
Commercial mortgage-backed securities	65,375	(1,011)	1,813	(1,091)	67,188	(2,102)
Other asset-backed securities	29,657	(496)	15,561	(5,790)	45,218	(6,286)

Total fixed maturities	$713,920	$(11,957)	$19,201	$(7,055)	$733,121	$(19,012)

Total number of securities in an unrealized loss position						236

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

        As of March 31, 2011, we held subprime securities with par values of $22.1 million, an amortized cost of $21.6 million and a fair value of $15.7 million representing approximately 1.2% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$184	$77	$(107)
2004	201	86	(115)
2005	14,174	11,803	(2,371)
2006	7,000	3,749	(3,251)

Totals	$21,559	$15,715	$(5,844)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. Based on the analysis of the remaining subprime holdings at March 31, 2011, we do not believe these holdings are other-than-temporarily impaired.

        During the quarter ended March 31, 2011, we did not recognize any other-than-temporary impairment on any securities. During the quarter ended March 31, 2010, we recognized OTTI of $131,000.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the Consolidated Statements of Operations are as follows:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Realized gains:
Fixed maturities	$2,773	$568
Other	2	—

	2,775	568

Realized losses:
Fixed maturities, excluding OTTI	(2,770)	(721)
OTTI on fixed maturities	—	(131)
Interest rate swap	(241)	—

	(3,011)	(852)

Net realized gains (losses)	$(236)	$(284)

        The amount of other-than-temporary impairments recognized in earnings on securities for which a portion of the other-than-temporary impairments related to other factors was recognized in accumulated other comprehensive income (loss) remained consistent with prior periods for the three months ended March 31, 2011 and 2010 at $1.2 million and $7.8 million, respectively.

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

        The following table presents our assets and liabilities that are carried at fair value by hierarchy levels, as of March 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$1,264,567	$—	$1,261,831	$2,736

Liabilities:
Interest rate swaps	$12,894	$—	$12,894	$—

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2010	$7,238
Sales	(765)
Transfer Out(3)	(3,727)
Realized Gain/Loss	1
Unrealized losses included in AOCI(1),(2)	(11)

Fair value as of March 31, 2011	$2,736

(1)
AOCI: Accumulated other comprehensive income

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

(3)
Transfer of four securities from Level 3 to Level 2 due to observable inputs.

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

        For the three months ended March 31, 2011 and 2010, we allocated earnings between common and participating preferred stock as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net (loss) income attributable to common stock	$(30,499)	$1,325
Undistributed (loss) income allocated to participating preferred stock	(1,728)	76

Net (loss) income	$(32,227)	$1,401

        The calculation of the diluted loss per common share for the quarter ended March 31, 2011, presented in the consolidated statements of operations excludes 1,456,000 common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. SHARE REPURCHASE PLAN

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no share repurchases since December 31, 2009 under these programs. As of March 31, 2011, we have $42.3 million that remains available to repurchase additional shares under these plans. However, share repurchases are also limited by the remaining available restricted payments under our 2007 Credit Facility, as amended, which limits share repurchases, dividends and other restricted payments to an aggregate of $300 million. Currently, we have $11.2 million remaining available under this restricted payment limit. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

        Changes in treasury stock were as follows (in thousands except share data):

	For the three months ended March 31,
	2011			2010
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of year	2,945,848	$31,418	$10.67	13,538,081	$133,946	$9.89
Retirement of treasury stock	—	—	—	(10,000,000)	(99,059)	9.91
Shares repurchased	508,166	10,786	21.23	85,148	1,256	14.75
Shares distributed in the form of employee bonuses	23,340	237	10.16	(956,640)	(8,961)	9.37

Treasury stock, end of year	3,477,354	$42,441	$12.21	2,666,589	$27,182	$10.19

        As a result of our share repurchase program we had accumulated 13.5 million shares of common stock in treasury as of December 31, 2010. We retired 10 million shares on March 15, 2010, reducing treasury stock by $99.1 million and reducing additional paid-in-capital by $95.6 million and retained earnings by $3.4 million, with no impact on total consolidated stockholders' equity.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Net unrealized gains on investments	$11,284	$13,284
Gross unrealized OTTI	(2,946)	(3,390)
Fair value of interest rate swap	(12,381)	(13,693)
Deferred income tax benefit on the above	1,415	1,330

Total accumulated other comprehensive loss	$(2,628)	$(2,469)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        The components of other comprehensive income (loss) and the related tax effects for each component are as follows:

	Three months ended March 31,
	2011			2010
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net unrealized (loss) gain arising during the period (net of deferred acquisition costs)	$(1,792)	$(627)	$(1,165)	$6,263	$2,192	$4,071
Reclassification adjustment for losses included in income	(236)	(83)	(153)	(284)	(99)	(185)

Net unrealized (loss) gain arising during the period	(1,556)	(544)	(1,012)	6,547	2,291	4,256
Cash flow hedge	1,312	459	853	(1,190)	(416)	(774)

Other comprehensive (loss) gain	$(244)	$(85)	$(159)	$5,357	$1,875	$3,482

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in Note 21—Stock-Based Compensation in the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2010.

        The compensation expense that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock-based compensation expense by type:
Stock options	$1,587	$1,572
Restricted stock awards	1,850	1,833

Total stock-based compensation expense	3,437	3,405
Tax benefit recognized	678	1,192

Stock-based compensation expense, net of tax	$2,759	$2,213

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Quarter ended March 31, 2010
Weighted-average grant date fair value	$5.41
Risk free interest rates	1.87%-2.13%
Dividend yields	0.0%
Expected volatility	54.49%-54.91%
Expected lives of options (in years)	3.3-3.8

        During the quarter ended March 31, 2011, we did not grant any new stock option awards.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the three months ended March 31, 2011 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2011	5,564	$12.97
Granted	—	—
Exercised	(648)	12.11
Forfeited or expired	(43)	12.56

Outstanding, March 31, 2011	4,873	$13.09

Exercisable, March 31, 2011	3,516	$13.20

        The total intrinsic value of options exercised during the first three months of 2011 was $6.0 million and the total intrinsic value of options exercised during the first three months of 2010 was $1.0 million. As of March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $6.5 million, which we expect to recognize over a weighted average period of 0.9 years.

        We received proceeds of $7.8 million from the exercise of stock options during the first three months of 2011 and proceeds of $1.2 million from the exercise of stock options during the first three months of 2010. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $2.6 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2011 and $0.2 million for the three months ended March 31, 2010.

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

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	897	$13.41
Granted	—	—
Vested	(235)	12.86
Forfeited	(18)	12.91

Non-vested at end of period	644	$13.63

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2011 was $4.8 million and the total fair value of shares of restricted stock vested during the three months ended March 31, 2010 was $1.8 million.

        During 2009, the Board of Directors approved a performance share award program for certain of our officers. In general, the performance shares vest at the end of a three-year period. The actual number of shares earned at the conclusion of the vesting period can vary from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target. In connection with this program, we awarded 449,900 performance shares to officers during 2010. We did not award any performance shares during the quarter ended March 31, 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. MEDICARE PART D

        The following table provides balances due from (to) CMS by Plan year:

	March 31, 2011			December 31, 2010
Plan Year	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS	Reinsurance/ Low-income Cost Subsidy(1)	Risk Corridor(2)	Total Due from (to) CMS
	(in thousands)
2011	$(189,272)	$87,983	$(101,289)	$—	$—	$—
2010	174,932	(26,156)	148,776	164,583	(24,479)	140,104
2009(3)	347	(317)	30	329	(317)	12
2008(3)	3,340	(71)	3,269	3,283	(99)	3,184
2007(4)	21,627	12,017	33,644	21,627	12,138	33,765
2006(4)	6,763	3,024	9,787	6,762	3,274	10,036

Total due (to) from CMS	$17,737	$76,480	$94,217	$196,584	$(9,483)	$187,101

(1)
Amounts reported in CMS contract deposit receivables in the Consolidated Balance Sheets.

(2)
Amounts reported in Due and unpaid premiums in the Consolidated Balance Sheets.

(3)
Amounts reported for the 2009 and 2008 plan years are 100% reserved and reported within Claims Reserves.

(4)
In December 2010, CMS announced that the 2006 and 2007 plan years will be reopened and settled based upon PDEs submitted to CMS through January 30, 2011.

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

        Due primarily to the $78.1 million debt prepayment made in the third quarter of 2010 and subsequent scheduled principal payments, the outstanding principal balance on the hedged Credit Facility was reduced to $232.0 million at March 31, 2011, $18.0 million lower than the original $250 million notional amounts on the swaps. As a result, this portion of the swaps was deemed ineffective and the notional amount on one of the swaps was decreased by $18.0 million, $0.9 million in the first quarter of 2011. In addition, we evaluated the likelihood of additional debt paydowns prior to the scheduled maturity of the Credit Facility and the related interest rate swaps in September 2012, and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

in the first quarter of 2011 we recorded a realized loss of $0.2 million on the portion of the swaps that would be considered ineffective as hedges.

        The unrealized loss on the effective portion of the swap totaling $12.4 million and $13.7 million at March 31, 2011 and 2010, respectively is reflected in accumulated other comprehensive loss. The combined fair value of these swaps was a $12.9 million liability at March 31, 2011 and a $14.0 million liability at December 31, 2010. We have reflected this fair value in other liabilities.

        In connection with the swap transaction executed with Citibank, N.A., we are required to post collateral when we are in a net liability position. The collateral amount required is based on the fair value of the swap including net accrued interest less a $1 million threshold amount as determined by our credit rating of BB+. Should we be downgraded or cease to be rated by S&P or Moody's, the threshold amount would be reduced to zero and we would need to post $1 million in additional collateral. This collateral is reflected in cash and cash equivalents and was $5.3 million as of March 31, 2011 and $6.1 million as of December 31, 2010. The swap agreements and our credit facility are described in more detail in Note 15—Derivative Instruments—Interest Rate Swaps and Note 13—Loan Payable in the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2010.

12. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        Plaintiff Arthur Tsutsui filed a shareholder derivative action (the "Tsutsui Action") on December 30, 2005, in the Supreme Court for New York State, Westchester County. The remaining defendants in Tsutsui v. Barasch, et al., index no. 05-22523, are officers Richard A. Barasch and Robert A. Waegelein, former officer Gary W. Bryant, as well as the three directors affiliated with Capital Z Partners who were sitting on our board of directors as of the time the complaint was filed. The Tsutsui Action alleged that the same alleged misstatements that were the subject of earlier shareholder actions, which have now all been dismissed or voluntarily withdrawn, constituted a breach of fiduciary duty by the officer defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also sought recovery of any proceeds derived by the officer and director defendants from the sale of our stock that the plaintiff claims was in breach of their fiduciary duties. The parties have entered into a stipulation of settlement to resolve the action which was approved by the Court on April 15, 2011. As previously disclosed, under the terms of the Stipulation of Settlement, the Company has agreed to enhance existing corporate governance provisions concerning trades in the Company's stock by officers and directors and will pay $450,000 to plaintiff's counsel for attorneys' fees.

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

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans and exclusion from Medicare and other state and federal healthcare programs. On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension relates primarily to agent oversight and market conduct issues and will remain in effect until CMS is satisfied that we have corrected the issues and they are not likely to recur. The suspension does not affect current members in our Medicare Advantage plans, nor does it affect the marketing, enrollment or membership in our stand-alone Medicare Prescription Drug plans. We are working diligently to resolve these issues with CMS as quickly as possible. Further, on February 25, 2011, we received the final performance audit and inspection report from CMS with respect to its audit of our Medicare Advantage and Medicare Part D contracts conducted during 2010. The audit report noted deficiencies with respect to both our Medicare Advantage and Medicare Part D contracts, including prescription drug formulary administration, coverage determinations and appeals, grievances, enrollment and disenrollment, premium billing and compliance plan deficiencies. On April 25, 2011, we filed with CMS a summary of the corrective actions that were taken with respect to these audit findings. Failure to correct the deficiencies noted in the February 25, 2011 audit report or to otherwise be in compliance with applicable laws and regulations could result in CMS imposing additional sanctions on us including penalties, fines or other operating restrictions, including termination of our right to participate in the Medicare program, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended March 31,
	2011		2010
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$519,057	$6,407	$785,047	$47,603
Medicare Part D	647,692	(43,399)	644,220	(31,986)
Traditional Insurance	74,611	(78)	80,289	(5,699)
Corporate & Other	683	(14,411)	9,187	(11,060)
Intersegment revenues	31	—	(5,685)	—
Adjustments to segment amounts:
Net realized losses(1)	(236)	(236)	(284)	(284)

Total	$1,241,838	$(51,717)	$1,512,774	$(1,426)

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

14. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was a benefit of 37.7% for the first quarter of 2011, compared to a benefit of 198.3% for the first quarter of 2010. The change in the effective rate for the three months ended March 31, 2011 compared with the same period in 2010 is attributable to $0.5 million of non-recurring tax benefits recognized during the first quarter of 2011 compared to $2.3 million recognized in the first quarter of 2010. The 2011 benefits were primarily related to state income tax refunds. The 2010 benefits were recognized upon the completion of examinations by the Internal Revenue Service and were attributable to pre-acquisition tax returns of MemberHealth, Inc.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of March 31, 2011, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OTHER DISCLOSURES (Continued)

which is not rated, a trust containing assets at 106% of reserve levels is maintained. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

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

15. SUBSEQUENT EVENTS

        On April 26, 2011, the Company and UAC Holding Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Sellers"), entered into a Stock Purchase Agreement to sell 1,600,000 shares of Series A Mandatorily Redeemable Preferred Stock to be issued by Universal American Spin Corp., a wholly-owned subsidiary of the Company ("New Universal American"), par value $0.01 per share, with a liquidation preference of $25.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $40 million. The sale of the shares of Series A Preferred Stock by the Sellers is conditioned upon the satisfaction or waiver of all of the conditions to the closing of the Company's sale of its Medicare Part D business (the "Part D Transaction") to CVS Caremark Corporation ("CVS Caremark") set forth in the Agreement and Plan of Merger, dated December 30, 2010, by and among the Company, CVS Caremark and Ulysses Merger Sub, L.L.C., as amended on March 30, 2011 (the "CVS Agreement"). The issuance by New Universal American, and the subsequent sale by the Sellers, of the shares of Series A Preferred Stock is expected to occur on April 29, 2011.

        Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing July 2011, when, as and if declared by New Universal American's board of directors. Dividends will be payable out of amounts legally available therefor at a rate equal to 8.50% per annum of the stated liquidation preference.

        At the sixth anniversary of the date of the issuance of the Series A Preferred Stock, the Series A Preferred Stock will be redeemed in whole, out of amounts legally available therefore, at a redemption price of $25.00 per share plus an amount equal to all accumulated and unpaid dividends thereon to the date of redemption, whether or not declared.

        The proceeds from the sale of the Series A Preferred Stock by the Sellers will be used to pay a portion of the existing indebtedness of the Company at the closing of the Part D Transaction, thereby increasing the cash payment to the Company's shareholders.

        The shares of Series A Preferred Stock will be completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2011 and our results of operations for the three months ended March 31, 2011 and 2010. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the Consolidated Financial Statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010. You should also read the following analysis in conjunction with the Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2010, as supplemented by the risk factors set forth in Part II, Item 1A "Risk Factors" below.

Part D Sale Transaction

  •
  We expect to close the sale of our Medicare Part D business to CVS Caremark on April 29, 2011. Shareholders are expected to receive $14.00 per share in cash and one share of New Universal American common stock.

Membership

        The following table presents our membership in Medicare Advantage and Part D segments as of March 31, 2011 and 2010.

	As of March 31,
Membership by Segment	2011	2010
	(in thousands)
Medicare Advantage
PFFS	89	199
Network-based (HMO and PPO)	84	88

Total Medicare Advantage	173	287
Total Part D	1,850	1,877

Total Membership	2,023	2,164

        Medicare Advantage membership decreased 114,000 compared to March 31, 2010. This decline was expected, as we were required to terminate approximately 60,000 members as a result of the network requirements of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of CMS sanctions, membership declined by an additional 54,000 members.

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

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, reduced Medicare Advantage reimbursement rates, gradual closing of the coverage gap, or "donut hole" on Medicare Part D, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, shortened annual enrollment period, non-deductible federal premium taxes assessed to health insurers, coding intensity adjustments with mandatory minimums and a limitation on the federal tax deductibility of compensation earned by individuals. The Health Care Reform Legislation is discussed more fully under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations—Consolidated Overview

        The following table reflects (loss) income before taxes from each of our segments and contains a reconciliation to reported net income:

	Three months ended March 31,
	2011	2010
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$6,407	$47,603
Medicare Part D(1)	(43,399)	(31,986)
Traditional Insurance(1)	(78)	(5,699)
Corporate(1)	(14,411)	(11,060)
Net realized losses on investments(1)	(236)	(284)

Losses before provision for income taxes(1)	(51,717)	(1,426)
Benefit from income taxes	(19,490)	(2,827)

Net (loss) income	$(32,227)	$1,401

(Loss) earnings per common share (diluted)	$(0.41)	$0.02

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

  Three months ended March 31, 2011 and 2010

        Our net loss for the three months ended March 31, 2011 was $32.2 million, or $0.41 per diluted share, compared to net income of $1.4 million, or $0.02 per diluted share for the three months ended March 31, 2010. Our effective tax rate was a benefit of 37.7% for the first quarter of 2011 compared with a benefit of 198.3% for the first quarter of 2010. The effective rate for the three months ended March 31, 2011 includes $0.5 million of non-recurring tax benefits recognized during the first quarter of 2011 compared to $2.3 million recognized in the first quarter of 2010. The 2011 benefits were primarily related to state income tax refunds. The 2010 benefits were recognized upon the completion of examinations by the Internal Revenue Service and were attributable to pre-acquisition tax returns of MemberHealth, Inc. Excluding the non-recurring tax benefits, our effective tax rate was 36.8% and 36.9% for the three months ended March 31, 2011 and 2010, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $6.4 million for the three months ended March 31, 2011, a decrease of $41.2 million compared to the three months ended March 31, 2010. The decrease in earnings was driven by a 37% decrease in the member months for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 caused by the decline in membership along with a 220 basis point increase in the medical expense ratio, primarily related to unfavorable prior period development reported in 2011, compared with favorable prior period development in 2010. In addition, 2011 included approximately $4.0 million of expenses incurred in corrective actions addressing items noted by CMS in their sanctions.

        Our Medicare Part D segment generated a loss before income taxes of $43.4 million for the first quarter of 2011, compared to a loss of $32.0 million for the first quarter of 2010, an increase of $11.4 million. The impact from increased seasonality caused by the change in the 2011 benefit design noted above and an increase in general expenses accounted for the increase in loss before income taxes and was partially offset by the lower amount of negative prior period development of $2.4 million in the first quarter of 2011, compared to $4.1 million in negative prior period development with respect to the first quarter of 2010.

        The loss before income taxes for our Traditional Insurance segment decreased by $5.6 million compared to the three months ended March 31, 2010, driven by higher net investment income, improved benefit ratios in the specialty health line of business and lower expenses.

        The loss before income taxes from our Corporate & Other segment increased by $3.4 million for the first quarter of 2011 compared to the first quarter of 2010. This was due primarily to $2.1 million of transaction-related costs incurred in 2011 in connection with the sale of Part D to CVS Caremark along with $1.5 million related to the loss of earnings from our TPA which was sold in the second quarter of 2010.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2011	2010
	(in thousands)
Net premiums	$511,252	$777,831
Net investment and other income	7,805	7,216

Total revenue	519,057	785,047

Medical expenses	434,059	643,369
Amortization of intangible assets	999	1,140
Commissions and general expenses	77,592	92,935

Total benefits, claims and other deductions	512,650	737,444

Segment income before income taxes	$6,407	$47,603

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care Plans including PPOs and HMOs as well as our rural and network-based PFFS business, which provides coverage to Medicare beneficiaries in 45 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the area surrounding Dallas/Ft. Worth, 15 counties in Oklahoma and 4 counties in Wisconsin.

  Three months ended March 31, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $6.4 million for the three months ended March 31, 2011, a decrease of $41.2 million compared to the three months ended March 31, 2010. The decrease in earnings was driven by a 37% decrease in the member months for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 caused by the decline in membership along with a 220 basis point increase in the medical expense ratio.

        Membership.    Membership in our Medicare Advantage plans declined by 114,000 members from March 31, 2010 to March 31, 2011. As a result of the network requirements of MIPPA, we were required to terminate approximately 60,000 members as of January 1, 2011. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of the CMS sanctions, membership declined by an additional 54,000 members, resulting in membership of approximately 173,000 as of March 31, 2011.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $266.6 million compared to the three months ended March 31, 2010, primarily due to the decline in membership and related lower member months. In addition, our ongoing chart review process resulted in a $3.1 million favorable premium adjustment related to 2010 risk scores recorded during the first quarter 2011 compared to a $13.4 million favorable adjustment of 2009 risk scores recorded during the first quarter 2010.

        Medical expenses.    Medical expenses decreased by $209.3 million compared to the first quarter of 2010, as a result of the decrease in member months. The medical expense ratio increased to 84.9% for the first quarter of 2011 from 82.7% for the same period in 2010. During the first quarter of 2011, there were $6.1 million net unfavorable items related to prior periods compared to $7.7 million of favorable development in the first quarter of 2010 in addition to the net premium adjustments discussed above.

        Commissions and general expenses.    Commissions and general expenses for the three months ended March 31, 2011 decreased $15.3 million compared to the three months ended March 31, 2010, primarily as the result of the decreased level of membership. The ratio of commissions and general expenses to net premiums increased to 15.2% in the first quarter of 2011 compared to 11.9% in first quarter of 2010, primarily as a result of lower scale and expenses of approximately $4.0 million incurred in corrective actions addressing items noted by CMS in their sanctions.

Segment Results—Medicare Part D

	Three months ended March 31,
	2011	2010
	(in thousands)
Direct and assumed premiums	$561,478	$539,029
Risk corridor adjustment/government reinsurance	86,305	104,023

Direct and assumed premiums after risk corridor adjustment	647,783	643,052
Ceded premiums	(125)	58

Net premiums	647,658	643,110
Net investment and other income	34	1,110

Total revenue	647,692	644,220

Pharmacy benefits	637,585	628,998
Amortization of intangibles	4,012	4,012
Commissions and general expenses	49,494	43,196

Total benefits, claims and other deductions	691,091	676,206

Segment loss before income taxes	$(43,399)	$(31,986)

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

        Primarily as a result of a change we made to our enhanced plan benefit design for the 2011 plan year, we expect to experience a greater degree of seasonality in our Medicare Part D segment throughout 2011 as compared to 2010, with a higher loss expected in the first quarter followed by a shift toward higher seasonal profitability expected for the remainder of the year, namely in the fourth quarter. For a discussion of the accounting for our Medicare Part D segment—see Note 3 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2010.

  Three months ended March 31, 2011 and 2010

        Our Medicare Part D segment generated a loss before income taxes of $43.4 million for the first quarter of 2011, compared to a loss of $32.0 million for the first quarter of 2010, an increase of $11.4 million. The impact from increased seasonality caused by the change in the 2011 benefit design noted above and an increase in general expenses accounted for the increase in loss before income taxes and was partially offset by the lower amount of negative prior period development of $2.4 million in the first quarter of 2011, compared to $4.1 million in negative prior period development with respect to the first quarter of 2010.

        Net Premiums.    Direct and assumed premiums, excluding risk corridor for the first quarter of 2011, increased by $22.4 million, or 4.1%, versus the first quarter of 2010. The increase in direct and assumed premiums, excluding risk corridor, was primarily attributable to an increase in member premium rates and risk-adjusted direct subsidy rates paid by CMS, and was partially offset by a decrease in membership of 27,000 members. The increase in member premium rates was attributable to the bids we submitted for the 2011 Plan year that contained higher rates, which is directly related to the corresponding increase in benefit cost trend and a planned bid increase in benefits offered to members in our enhanced plans. Risk-adjusted direct subsidy rates increased as a result of a change in methodology pertaining to the CMS recalibration of the prescription drug hierarchical condition category for 2011. Risk-adjusted rates are determined by CMS based upon the member's health status and are described in further detail in Note 3 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2010.

        The risk corridor adjustment calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid to actual experience. The $17.7 million decrease in risk corridor adjustment for the first quarter of 2011 versus the comparable period in 2010 was primarily attributed to favorable pharmacy benefits experience realized on our standard plan versus the bid. See further discussion of the risk corridor adjustment under "Critical Accounting Policies" in our annual report on Form 10-K for the year ended December 31, 2010.

        Pharmacy Benefits.    Pharmacy benefits for the first quarter of 2011, increased by $8.6 million, or 1.4%, compared to the first quarter of 2010, and the ratio of pharmacy benefits to net premium after risk corridor adjustment was 98.4% and 97.8% for the first quarters of 2011 and 2010, respectively. Pharmacy benefits increased as a percentage of net premiums due to price increases imposed by pharmaceutical manufacturers which are customary and were consistent with historical experience.

        Commissions and general expenses.    Commissions and general expenses for the first quarter of 2011 totaled $49.5 million, or 8.8% of direct and assumed premium, excluding risk corridor compared to $43.2 million, or 8.0%, for the comparable period in 2010. The increase in the ratio of commissions and general expenses to net premium, excluding risk corridor was attributable to planned investment in operating improvements scheduled for 2011.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2011	2010
	(in thousands)
Net premiums	$68,862	$76,505
Net investment income	5,738	3,243
Other income	11	541

Total revenue	74,611	80,289
Policyholder benefits	55,175	62,405
Change in deferred acquisition costs	2,298	2,984
Amortization of intangible assets	174	716
Commissions and general expenses, net of allowances	17,042	19,883

Total benefits, claims and other deductions	74,689	85,988

Segment loss before income taxes	$(78)	$(5,699)

  Three months ended March 31, 2011 and 2010

        The loss before income taxes for our Traditional Insurance segment decreased by $5.6 million compared to the three months ended March 31, 2010, driven by higher net investment income, improved benefit ratios in the specialty health line of business and lower expenses.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended March 31,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$67,953	$(16,472)	$51,481	$78,680	$(19,485)	$59,195
Specialty health	15,708	(2,186)	13,522	17,126	(2,525)	14,601
Life insurance and annuity	17,662	(13,803)	3,859	16,158	(13,449)	2,709

Total premium	$101,323	$(32,461)	$68,862	$111,964	$(35,459)	$76,505

        Revenue.    Net premium declined by $7.6 million or 10.0% from the first quarter of 2010. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business. Net investment income increased by $2.5 million due to a higher overall portfolio yield resulting from a restructuring of the investment portfolio beginning in mid-2010.

        Policyholder benefits.    Policyholder benefits declined by $7.2 million, or 11.6%, compared to the first quarter of 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as improvement in the specialty health policyholder benefit ratios. For the three months ended March 31, 2011, the policyholder benefit ratio for specialty health declined to 94.8%, compared with 101.6% for the same period last year due to lower frequency and severity of new claims. The Medicare supplement policyholder benefit ratio increased to 78.7%, compared with 77.5% for the same period last year primarily as a result of prior period development. Additionally, the net amortization of deferred acquisition costs decreased $0.7 million compared to the same period last year, driven by the continued lapsation of the blocks of business discussed above.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended March 31,
	2011	2010
	(in thousands)
Commissions	$9,706	$11,516
Other operating costs	11,482	13,884
Reinsurance allowances	(4,146)	(5,517)

Commissions and general expenses, net of allowances	$17,042	$19,883

        Total commissions and general expenses, net of allowances, decreased by $2.8 million compared to the first quarter of 2010. Commission expense decreased $1.8 million compared to the same period in the prior year, due to the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase and the decline in the amount of business in-force. Other operating costs decreased $2.4 million for the quarter ended March 31, 2011, compared to the first quarter of 2010. This is primarily due to savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010, as well as cost reductions implemented to align with the lower levels of business in-force. Allowances received from reinsurers decreased $1.4 million for the first quarter of 2011 from the first quarter of 2010. This is primarily due to the reduction in-inforce and corresponding decrease in expense allowances in addition to lower commission allowances as a result in the reduction of gross commissions as discussed above.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended March 31,
	2011	2010
	(in thousands)
Interest expense	$4,675	$5,013
Amortization of capitalized loan origination fees	504	380
Stock-based compensation expense	3,437	3,405
Other parent company expenses, net revenues	5,595	3,599
Net loss (gain)—Senior Administrative Services	200	(1,337)

Segment loss before income taxes	$14,411	$11,060

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

  Three months ended March 31, 2011 and 2010

        The loss before income taxes from our Corporate & Other segment increased by $3.4 million, or 30%, for the first quarter of 2011 compared to the first quarter of 2010. This was due primarily to $2.1 million of transaction-related costs incurred in 2011 in connection with the sale of Part D to CVS Caremark along with $1.5 million related to the loss of earnings from our TPA which was sold in the second quarter of 2010.

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

        At March 31, 2011, we held cash and cash equivalents totaling $83 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,265 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

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

        Capital contributions to and dividends from our Insurance subsidiaries are made through our unregulated holding company, UAC Holding, Inc. ("UACH"). UACH did not make capital contributions to the insurance subsidiaries during the first three months of 2011. In March 2011, our wholly-owned subsidiary, Constitution Life Insurance Company, declared and accrued a dividend of $11.7 million to UACH. The dividend was subsequently paid in April 2011.

        Capital contributions to and dividends from our HMO subsidiaries are made through our managed care holding company, Heritage Health Systems, Inc.("HHSI"). In March 2011, HHSI made a capital contribution of $360,000 to Today's Options of Oklahoma, Inc. No dividends were declared by or paid to HHSI from its subsidiaries during the first quarter of 2011.

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

        The credit facility, as amended, provides us with the ability to make a total of $300 million of restricted payments, in exchange for prepayments of Term Loan principal and increases in borrowing spreads. In August 2010, we announced and paid a special cash dividend totaling $156 million and, per the terms of the July 2010 Amendment, made prepayments of term loan principal of $78 million. As of March 31, 2011, $232.0 million was outstanding under the term loan agreement and the weighted average interest rate on the term loan portion of the credit facility was 1.43%. All $232.0 million of the term loan outstanding has been swapped from a LIBOR-based floating rate to an average fixed rate of 4.14% (see Note 11 Derivative Instruments—Cash Flow Hedges and the ensuing paragraph), resulting in a total blended interest rate of 5.26% as of March 31, 2011. We pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 25 basis points. We had not drawn on the revolving loan facility as of the date of this report. We made regularly scheduled principal payments totaling $0.6 million, principal payments of $0.2 million in connection with restricted payments and interest payments totaling $0.8 million during the three months ended March 31, 2011.

        On December 4, 2007, we entered into two separate interest rate swap agreements on a total notional amount of $250 million, where we pay an average locked-in fixed rate of 4.14% and receive a floating rate based on LIBOR. In the first three months of 2011, we paid a net amount of $2.3 million in association with these swap agreements. Due primarily to the $78 million debt prepayment made in the third quarter of 2010, the outstanding principal balance on the hedged Credit Facility was reduced to $232.0 million at March 31, 2011; $18.0 million lower than the original $250 million notional amounts on the swaps. As a result, this portion of the swaps was deemed ineffective and the notional amount on one of the swaps was decreased by $18.0 million, $0.9 million in the first quarter of 2011, to $107.0 million. In addition, we evaluated the likelihood of additional debt paydowns prior to the scheduled maturity of the Credit Facility and the related interest rate swaps in September 2012, and realized a loss of $0.2 million on this ineffective portion of the swap in the first quarter of 2011. No other terms of the swaps were changed.

        In 2003 and 2007, we formed statutory business trusts, in order to issue a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding. $60 million of these securities have floating interest rates based on LIBOR and are currently at an average rate of 4.37%. The remaining $50 million is fixed at 7.68% until March 2012. We made interest payments on the trust preferred securities totaling $1.6 million during the three months ended March 31, 2011.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2011, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        In 2010, we began investing our cash in longer duration securities, including corporate bonds, asset-backed securities and municipal securities. As a result, cash equivalents represent approximately 10% of our portfolio at March 31, 2011 and December 31, 2010. In the aggregate, approximately 24% of our cash and invested assets are in securities backed by the U.S. government or its agencies, as compared with 26% at December 31, 2010. The aggregate credit quality of our total investment portfolio was AA at March 31, 2011 compared with AA- at December 31, 2010.

        The net yields on our cash and invested assets increased to 3.7% for the three months ended March 31, 2011, from 2.3% for the three months ended March 31, 2010. The overall increase in yield is primarily due to a change in the mix of assets from the investing of our cash and equivalents into higher yielding fixed maturity securities.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 3—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the three months ended March 31, 2011:

March 31, 2011
(in thousands)
Balance at beginning of year	$374,539
Less reinsurance recoverable	(14,337)

Net balance at beginning of year	360,202

Incurred related to:
Current Year	1,123,140
Prior Year Development	1,828

Total Incurred	1,124,968

Paid related to:
Current Year	808,686
Prior Year	289,385

Total paid	1,098,071

Net balance at end of year	387,099
Plus reinsurance recoverable	10,252

Balance at end of period	$397,351

        Policy and contract claims—health increased by $22.8 million at March 31, 2011 from December 31, 2010. This increase was primarily attributable to higher claims payable with regards to timing of the payment of claims and seasonality of the Part D business, offset in part by lower reserves due to lower membership for our Medicare Advantage business. Due to the nature of the plan design, the Medicare Part D business generally incurs higher claims experience in the first two quarters of the year while beneficiaries are in the deductible and initial coverage phases of the benefit design. As the beneficiary reaches the coverage gap and catastrophic phases of the benefit design, the Plan experiences lower claims liability which is generally in the last two quarters of the year.

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

        During the three months ended March 31, 2011, claim reserves settled for $1.8 million more than estimated at December 31, 2010. Prior period development represents less than 0.1% of the incurred claims recorded in 2010.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2011 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$1,193	-3%	$(9,388)
-2%	795	-2%	(6,259)
-1%	398	-1%	(3,129)
1%	(397)	1%	3,129
2%	(795)	2%	6,259
3%	(1,192)	3%	9,388

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2011, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

March 31, 2011	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2011
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
$1,264.6	$99.7	$61.2	$(40.6)	$(92.9)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on LIBOR over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on a portion of our loan payable through the use of cash flow swaps and our trust preferred securities through the contractual terms of the security at inception. At March 31, 2011, we have fixed the rate on a total of $282.0 million, or 82%, of our debt, including all $232.0 million of our loan payable balance and $50 million of our trust preferred securities.

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

2011, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the three months ended March 31, 2011
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
			(in millions)
Other long-term debt	4.36%	$60.0	$0.1	$0.1	$(0.2)	$(0.3)

(1)
During the first three months of 2011, the LIBOR rate on our other long term debt was approximately 30 basis points. As a result, for the purposes of this illustration, decreases in monthly rates over this period have been limited to the year to date average of 30 basis points on our other long term debt.

        As noted above, we have fixed the interest rate on $282.0 million of our $342.0 million of total debt outstanding, leaving $60 million of the debt exposed to rising interest rates, as of March 31, 2011. We had approximately $83 million of cash and cash equivalents as of March 31, 2011. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears in Part I, Item 1A "Risk Factors" of the Company's annual report on Form 10-K for the year ended December 31, 2010. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        There have been no material changes in our risk factors from those set forth in such SEC reports.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        We have approved share repurchase plans that have authorized us to repurchase up to $175 million of shares of our common stock. Through December 31, 2009, we had repurchased 13.4 million shares of our common stock for an aggregate amount of $132.7 million, under these programs. There have been no share repurchases since December 31, 2009 under these programs. As of March 31, 2011, we have $42.3 million that remains available to repurchase additional shares under these plans. However, share repurchases are also limited by the remaining available restricted payments under our 2007 Credit Facility, which, giving effect to the July 27, 2010 Amendment, limits share repurchases, dividends and other restricted payments to an aggregate of $300 million. Currently, we have $11.2 million remaining available under this restricted payment limit. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—(REMOVED & RESERVED)

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

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

UNIVERSAL AMERICAN CORP.
April 28, 2011	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
April 28, 2011	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)